Form 10QSB
period 2001-11-30
SENSE TECHNOLOGIES INC
filed 2002-01-18
CIK 1077638

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to_______________

Commission file number:  82-2978

                           Sense Technologies Inc.
                ----------------------------------------------
                (Name of small business issuer in its charter)


     B.C. Canada                                            90010141
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

 14441 DuPont Court, Suite 103  Omaha, Nebtaska                  68144
-----------------------------------------------               ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (402) 697-3900

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                       Outstanding at November 30, 2001
                       ---------------------------------
                                   11,918,908
                           no par value common stock

                             Sense Technologies Inc.
                                  FORM 10-QSB

                               TABLE OF CONTENTS


                        PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements............................................... 1

ITEM 2. Management Discussion and Analysis of Financial Condition
        and Results of Operations.......................................... 2


                          PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................. 3

ITEM 2. Changes in Securities and Use of Proceeds.......................... 4

ITEM 3. Defaults Upon Senior Securities.................................... 4

ITEM 4. Submission of Matters to a Vote of Security Holders................ 4

ITEM 5. Other Information.................................................. 4

ITEM 6. Exhibits and Reports on Form 8-K................................... 4

                        PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

                           Sense Technologies Inc.
                         Interim Financial Statements
                             November 30, 2001
                          ( Stated in US Dollars)

                                    INDEX
                                                                  Page
                                                                  ____

Balance Sheet for the periods ended November 30, 2001
   and February 28, 2001                                            F-1

Statements of Loss for the three and nine months ended
   November 30, 2001 and 2000                                       F-2
                                                                    to
                                                                    F-3

Statement of Deficit for the nine months ended
   November 30, 2001 and November 30, 2000                          F-4

Statement of Cash Flows for the three and nine months ended
   November 30, 2001 and 2000                                       F-5


Statement of Shareholders Equity (Deficiency) for the year
   ended February 28, 2001 and the nine months ended
   November 30, 2001                                                F-6

Schedule of Direct Costs for the three and nine months ended
   November 30, 2001 and 2000                                       F-7

Notes to Financial Statements                                       F-8
                                                                    to
                                                                    F-9

                           SENSE TECHNOLOGIES INC.
                               BALANCE SHEETS
                    November 30, 2001 and February 28, 2001
                             (Stated in US Dollars)
                             ______________________

                                    ASSETS
                                    ______
                                                November 30,  February 28,
                                                   2001          2001
Current                                            ____          ____

  Cash                                          $    60,121   $   523,481
  Accounts receivable                               202,380       268,833
  Advance receivable                                 25,000        25,000
  Inventory                                         990,613     1,087,593
  Prepaids                                           26,566        22,776
                                                ___________   ___________
                                                  1,304,680     1,927,683
Capital assets                                       97,145        93,830
Licence fees                                        157,638       225,519
Patent costs                                          5,899         3,146
                                                 __________    __________
                                                $ 1,565,362   $ 2,250,178
                                                 ==========    ==========

                                  LIABILITIES
                                  ___________
Current
  Accounts payable                              $   154,418   $   359,786

Convertible promissory notes payable              1,525,000     1,500,000
                                                  _________     _________
                                                  1,679,418     1,859,786
                                                  _________     _________


                       SHAREHOLDERS' EQUITY (DEFICIENCY)
                       _________________________________

Share capital - Note 2                            7,624,678     7,384,678
Shares subscribed                                   206,000             -
Contributed surplus                                   5,279         5,279
Deficit                                          (7,365,013)   (6,414,565)
Promissory notes receivable                      (  585,000)   (  585,000)
                                                 __________     _________
                                                 (  114,056)      390,392
                                                 __________     _________
                                                $1,5565,362    $2,250,178
                                                 ==========     =========

                            SEE ACCOMPANYING NOTES

                           SENSE TECHNOLOGIES INC.
                             STATEMENT OF LOSS
             for the three and nine months ended November 30, 2001
                          (Stated in US  Dollars)
                          _______________________

                                              3 months ended November 30,     9 months ended November 30,
                                                    2001        2000              2001         2000
                                                    ____        ____              ____         ____
Sales                                           $         -   $         -     $   181,221   $         -
                                                  _________    __________      __________    __________

Direct costs - Schedule 1                            32,819        29,904         345,137        97,016
Royalties                                                 -             -           4,765             -
                                                  _________    __________      __________    __________
                                                     32,819        29,904         349,902        97,016
                                                  _________    __________      __________    __________
Gross margin (loss)                               (  32,819)   (   29,904)     (  168,681)   (   97,016)
                                                  _________    __________      __________    __________
Administrative Expenses
  Advertising and marketing                          12,197       130,425          79,422       273,783
  Automobile                                          5,809         3,468          14,770        10,313
  Consulting fees                                    52,095        69,308         126,913       147,077
  Depreciation                                       19,290         3,468          60,958        43,103
  Filing fees                                         3,100             -           3,902        13,811
  Insurance                                           6,024             -          24,825         3,177
  Interest and bank charges                             116           287             535           515
  Interest on long term debt                         43,989        39,416         122,165        45,497
  Legal and accounting                               27,474        38,575          56,545        54,715
  Office and miscellaneous                            2,774        16,943          16,014        21,971
  Rent                                               14,934        13,756          37,335        18,722
  Shareholder information and printing                5,002         3,875           7,490         9,521
  Telephone and internet                              2,628         1,697           8,707         4,267
  Transfer agent fees                                 1,118         1,076           3,124         3,292
  Travel                                             11,400        38,866          77,215        80,230
  Wages                                              86,337        13,542         217,756        40,848
                                                 __________    __________      __________    __________
                                                    294,287       374,702         857,676       770,842
                                                 __________    __________      __________    __________
Loss before other items                          (  327,106)   (  404,606)     (1,026,357)   (  867,858)

                                                                                              .../Cont'd

                            SEE ACCOMPANYING NOTES

                                                                      Continued
                           SENSE TECHNOLOGIES INC.
                             STATEMENT OF LOSS
             for the three and nine months ended November 30, 2001
                          (Stated in US  Dollars)
                          _______________________

                                              3 months ended November 30,     9 months ended November 30,
                                                    2001        2000              2001         2000
                                                    ____        ____              ____         ____
Other items
  Financing fee                                           -             -              -    (    4,016)
  Other income                                       21,335             -          21,335            -
  Interest income                                    13,600        23,402          46,316       51,732
  Foreign exchange (loss) gain                        4,484    (    6,041)          8,258   (   14,193)
  Gain on write-off of accounts payable                   -         2,231              -         2,231
                                                 __________    __________      __________    __________
                                                     39,419        19,592          75,909       35,754
                                                 __________    __________      __________    __________

Net loss for the period                         $(  287,687)  $(  385,014)    $(  950,448)  $( 832,104)
                                                 ==========    ==========      ==========    ==========
Loss per share                                  $(     0.05)  $(     0.08)    $(     0.16)  $(    0.13)
                                                 ==========    ==========      ==========    ==========


                             SEE ACCOMPANYING NOTES

                         SENSE TECHNOLOGIES INC.
                          STATEMENT OF DEFICIT
                 for the nine months ended November 30, 2001
                         (Stated in US Dollars)
                         ______________________


                                                    2001         2000
                                                    ____         ____

Deficit, beginning of period                    $(5,179,565)  $(3,751,985)

Net loss for the period                          (  950,448)   (  740,172)
                                                 __________    __________

Deficit, end of period                          $(6,130,013)  $(4,492,157)
                                                 ==========    ==========

                             SEE ACCOMPANYING NOTES


                         SENSE TECHNOLOGIES INC.
                         STATEMENT OF CASH FLOWS
              for the three and nine months ended November 30, 2001
                         (Stated in US  Dollars)
                    __________________________________

                                              3 months ended November 30,    9 months ended November 30,
                                                    2001        2000              2001         2000
                                                    ____        ____              ____         ____
Operating Activities
  Net loss for the period                       $(  287,687)  $( 385,014)     $(  950,448)  $(  832,104)
  Add (deduct) items not involving cash:
    Amortization of license fees                     22,627       22,454           67,881        67,362
    Depreciation                                     19,290        3,468           60,958        43,103
    Gain on write-off of accounts payable                 -    (   2,231)               -    (    2,231)
                                                 __________    __________      __________    __________
                                                 (  245,770)   ( 361,323)      (  821,609)   (  723,870)

  Changes in non-cash working capital balances
  related to operations:
    Accounts receivable                              57,800    (   6,783)          66,453       112,194
    Inventory                                             -            -           96,980    (  112,880)
    Prepaids                                     (   15,776)   (  13,706)      (    3,790)   (   16,488)
    Accounts payable                                  2,652       36,478           34,632    (  100,561)
                                                 __________    __________      __________    __________
Net cash used in operations                      (  201,094)   ( 345,334)      (  627,334)   (  841,605)
                                                 __________    __________      __________    __________

Financing Activities
  Proceeds from share subscriptions                 206,000            -          206,000             -
  Proceeds from issuance of common shares                 -            -                -         3,777
  Proceeds from convertible promissory
    notes payable                                    25,000            -           25,000     1,500,000
                                                 __________    __________      __________    __________
Net cash provided by financing activities           231,000            -          231,000     1,503,777
                                                 __________    __________      __________    __________

Investing Activities
  Acquisition of capital assets                           -            -       (   64,273)   (    5,655)
  Patent costs                                            -            -       (    2,753)   (    2,790)
                                                 ___________   __________      __________    __________
Net cash used in investing activities                     -            -       (   67,026)   (    8,445)
                                                 __________    __________      __________    __________
Increase (decrease) in cash during the period        29,906    ( 345,334)      (  463,360)      653,727

Cash beginning of period                             30,215     1,162,639         523,481       163,578
                                                 __________    __________      __________    __________
Cash end of period                              $    60,121   $   817,305     $    60,121   $   817,305
                                                 ==========    ==========      ==========    ==========




                             SEE ACCOMPANYING NOTES


                                                      SENSE TECHNOLOGIES INC.
                                          STATEMENT OF SHAREHOLDERS EQUITY (DEFICIENCY)
                       for the year ended February 28, 2001 and the nine months ended November 30, 2001
                                                      (Stated in US Dollars)
                                                      ______________________

                                      Common Stock                                            Promisssory
                                        Issued                    Contributed                    Note
                                        Shares         Amount       Surplus       Deficit     Receivable      Total
                                        ______         ______     ___________     _______     __________      _____

Balance, February 28, 2000             10,511,813   $ 7,136,586   $   5,279    $( 4,986,985)  $( 585,000)  $ 1,569,880
Issue of shares pursuant to
  exercise of options-at $0.75            319,560       241,157           -               -            -       241,157
Issue of escrow shares pursuant
  to a licence agreement-at $0.0067     1,028,129         6,935           -               -            -         6,935
Net Loss for the year ended
  February 28, 2001                             -             -           -     ( 1,427,580)           -    (1,427,580)
                                       __________    __________   _________     ___________    _________    __________

Balance, February 28, 2001             11,859,502     7,384,678       5,279     ( 6,414,565)   ( 585,000)      390,392
Share subscriptions received                    -             -           -               -            -       206,000
Issue of shares pursuant to debt
  settlement agreements-at $4.04           59,406       240,000           -               -            -       240,000
Net loss for the nine months ended
  November 30, 2001                             -             -           -     (   950,448)           -    (  950,448)
                                       __________    __________   _________     ___________    _________    __________
Balance, November 30, 2001             11,918,908   $ 7,624,678   $   5,279    $( 7,365,013)   ( 585,000)  $(  114,056)
                                       ==========    ==========   =========     ===========    =========    ==========

                              SEE ACCOMPANYING NOTES



                         SENSE TECHNOLOGIES INC.              Schedule 1
                        SCHEDULE OF DIRECT COSTS
               for the nine months ended November 30, 2001
                         (Stated in US Dollars)
                         _____________________

                                              3 months ended November 30,    9 months ended November 30,
                                                    2001        2000              2001         2000
                                                    ____        ____              ____         ____
Direct Costs
  Amortization of license fees                  $    22,627   $   22,454   $    67,881    $   67,362
  Cost of sales                                           -            -        95,754             -
  Equipment rental                                        -            -             -         7,427
  Freight and customs                                     -        4,866             -         9,012
  Product engineering                                10,192        2,584        21,502        13,215
  Sales returns                                           -            -       160,000             -
                                                 __________    _________      __________    __________
                                                $    32,819   $   29,904     $ 345,137    $   97,016
                                                 ==========    =========      ==========    ==========

                             SEE ACCOMPANYING NOTES

                         SENSE TECHNOLOGIES INC.
                   NOTES TO THE FINANCIAL STATEMENTS
                             November 30, 2001
                          (Stated in US Dollars)
                   __________________________________


Note 1   Interim Reporting
         _________________

         While the information presented in the accompanying nine months to November 30, 2001 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

         Operating results for the quarter ended November 30, 2001 are not necessarily indicative of the results that can be expected for the year ending February 28, 2002.

         During the period, the Company has voluntarily changed from Canadian Generally Accepted Accounting Principles ("GAAP") to United States GAAP and changed its reporting currency from Canadian dollars to United States dollars. The comparative periods have been restated in United States GAAP and United States dollars.


Note 2   Share Capital
         _____________

         a)  Authorized:

             99,250,000 common shares without par value

         b)  Escrow:

             At November 30, 2001, there are 5,970,190 shares held in escrow by the Company's transfer agent. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

         c)  Commitments:

             Stock-based Compensation Plan

             At November 30, 2001, the Company has granted the directors and employees the option to purchase 985,000 common shares of the Company. The options are granted with an exercise price equal to the market price of the Company's shares on the date of the grants.

             As at February 29, 2000, 319,560 share purchase options were exercised at $0.75 (CDN$1.12) per share and included in shares subscribed. These shares were issued during the period ended November 30, 2001.

             As at November 30, 2001, the Company had the following common share purchase options outstanding:

             - 15,000 at $1.12CDN expiring on October 27, 2002; and
             - 970,000 at $1.03 expiring at various dates from June 22, 2003 to
               March 22, 2006.

Sense Technologies Inc.
Notes to the Financial Statements
November 30, 2001 - Page 2
(Stated in US Dollars)
______________________


Note 3   Convertible Promissory Notes
         ____________________________

         As at November 30, 2001, the Company issued $1,525,000 of convertible promissory notes. Of these notes, $500,000 bear interest at 10% per annum and are due 18 months from date of issue and, $1,025,000 bear interest at 101/2% per annum and are due 24 months from date of issue. At any time, a note-holder may elect to convert all or a portion of the principal amount of the convertible promissory note into the Company's common stock at the rate of one share for every $5.40 of the total principal amount.

Note 4   Non-cash Transactions
         _____________________

         Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. During the nine months ended November 30, 2001, the following transactions was excluded from the cash flow statement:

         The Company issued 59,406 common shares at a price of $4.04 per share pursuant to agreements to settle debts totalling $240,000.

Note 5   Restatement of Comparative Figures
         __________________________________

         The comparative figures for the nine months ended November 30, 2000 have been restated to correct an overstatement of sales as follows:



                                          Increase (Decrease)
                                          ___________________

                        Sales               $ (  253,505)
                        Direct costs        $ (  140,499)
                        Royalties           $ (   21,083)
                        Net loss            $     92,202
                        Loss per share      $       0.01


Note 6   Related Party Transactions
         __________________________

         During the nine months ended November 30, 2001, the Company incurred accounting fees of $5,910 with an accounting firm in which a director of the Company is a principal and royalties expense of $4,765 with shareholders of the Company.

ITEM 2.  Management Discussion and Analysis of Financial Condition
           and Results of Operations.

This Form 10-Q may contain trend information and forward-looking statements that involve risks and uncertainties. The actual results of operations of the Company could differ materially from the Company's historical result of operations and those discussed in such forward-looking statements as a result of certain factors set forth in this section and elsewhere in this Form 10-Q, including information incorporated by reference.

1.  Description of Business
    _______________________

    Sense Technologies Inc. ("Sense" or the "Company") holds an exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce a backup obstacle detection/ collision warning system utilizing microwave radar technology using the Doppler Shift Principle. Sense is using this technology to produce the Guardian Alert(TM) Backup System for use on motor vehicles. Sense intends to sell the units for use in the after market for existing motor vehicles and to negotiate agreements with Original Equipment Manufacturers ("OEM") to license the use of the product on factory produced motor vehicles. To this end, Sense has concentrated its efforts in demonstrating the technology to Federal and State governments in the United States to create safety legislation requiring the use of devices such as the Guardian Alert(TM) Backup System. Sense continues to refine its commercial product by responding to changes required by the target markets that are being addressed. Sense has granted a sublicense to S&S Distributing of Elkhorn, Nebraska ("S&S") which is wholly owned by an affiliate of Sense, to adapt and sell the Guardian Alert(TM) device in the motor vehicle market. Additionally, Sense is actively seeking to develop further opportunities in markets not licensed to S&S.

2.  Discussions of Operations and Financial Condition
    _________________________________________________


    Related Party Transactions:
    ___________________________

    During the nine months ended November 30, 2001, Sense incurred the following expenses and revenues with directors and shareholders: interest income of $46,316, royalties expense of $4,765 and accounting fees of $5,910.


    Discussion of Operations:
    _________________________

    Sales for the nine months ended August 31, 2001 were $181,221 compared to $Nil for the corresponding period, an increase of $181,221. This increase in sales was due to a new relationship with Fleetpride, a commercial installer and retailer with approximately 160 locations throughout the United States.

    Significant expenditures for Sense during the period were as follows:


    Advertising and Marketing:
    __________________________

    Expenditures for advertising and marketing decreased from $273,873 in 2000 to $79,422 in the current period, a decrease of $194,451. The principal reason for the decrease was a decreased number of trips to Washington, D.C. to meet with Members of Congress and the

    Department of Transportation ("DOT") to create safety legislation requiring the use of devices such as the Guardian Alert(TM) Backup System, as such relationships have previously been established and are now being maintained and enhanced.


    Consulting Fees:
    ________________

    Sense incurred $126,913 in consulting fees for the six months ended August 31, 2001 compared to $147,077 for the comparative period, a decrease of $20,164. Consulting fees relate primarily to ongoing engineering costs on the Guardian Alert(tm) Backup System.


    Travel:
    _______

    Sense incurred $77,215 in travel expense in the nine months ended November 30, 2001, compared to $80,230 for the comparative period, a decrease of $3,015.


    Interest on Long Term Debt:
    ___________________________

    Interest on long term debt of $122,165 was incurred on the Convertible Promissory Notes for the period ended November 30, 2001 as compared to $45,497 for the comparative period.


    Wages and Benefits:
    ___________________

    Sense incurred wages expense of $217,756 for the nine months ended November 30, 2001 compared to $40,848 for the comparative period. The increase is a result of Sense hiring full-time employees to concentrate on increasing sales on the Guardian Alert(TM) Backup System.

    Sense reported a net loss of $950,448 or $0.16 per share for the nine months ended November 30, 2001 compared to a net loss of $832,104 or $0.13 per share for the nine months ended November 30, 2001.

    Sense is continuing to actively pursue business opportunities with OEMs as well as expansion of product distribution into other markets around the world. Sense has signed a joint venture research and development agreement with DaimlerChrysler and is enthused about further opportunities with this company. Sense is also continuing to deal with other OEMs and Tier 1 manufacturers to the automotive industry.


3.  Liquidity and Solvency
    ______________________

    Management of Sense is in the maturing stages of raising additional financing by virtue of a 506 Regulation D Offering of up to US$10,000,000 through 10% Cumulative Convertible Promissory Notes ("Notes"). The Notes will expire at the end of thirty-six (36) months from the date of purchase ("Expiration Date") at which time Sense will redeem the Notes ("Redemption Date"). At the Redemption Date, a Noteholder shall have the option to receive the interest and principle payment in cash, or to convert all, or a portion thereof, into shares of Sense's no par value Common Stock.


                         PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         The Company has no legal proceedings in effect.

ITEM 2.  Changes in Securities and Use of Poceeds.

         There have been no changes in securities during this reporting period.


ITEM 3.  Defaults Upon Senior Securities.

         The Company has incurred no defaults upon senior securities during this reporting period.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to a vote of Security Holders during this reporting period.


ITEM 5.  Other Information.

         None.


ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              None.

         (b)  Form 8-K

              There were no reports filed on Form 8-K.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Sense Technologies Inc.
                                                  ________________________
                                                          Company

                                                By:  /s/Mark Johnson
January 18, 2002                                  ________________________
                                                        Mark Johnson
							President


*  Print the name and title of the signing officer under his signature.