Form 10KSB
period 2002-02-28
SENSE TECHNOLOGIES INC
filed 2002-05-24
CIK 1077638

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

   [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
              Act of 1934 for the fiscal year ended February 28, 2002

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
             Act of 1934 [No fee required] for the transition period
                   from _________________ to ____________________

                                    000-29990
                                    ---------
                              (Commission File No.)

                             SENSE TECHNOLOGIES INC.
                             -----------------------
               (Exact name of registrant as specified in charter)

                                 Yukon Territory
                                 ---------------
         (State or other jurisdiction of incorporation or organization)

                                      3600
                                      ----
            (Primary Standard Industrial Classification Code Number)

                                    90010141
                                    --------
                           (I.R.S. Employer I.D. No.)

             800 Clanton Road, Suite U, Charlotte, North Carolina  28217
 -------------------------------------------------------------------------------
                               Telephone:  (704) 522-7999
                                           --------------
   (Address, including zip code, and telephone number of registrant's principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----
           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's consolidated revenues for its most recent fiscal year were $72,411.

As of May 20, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was US$9,300,546, based on the closing trade reported on the NASD Over-the-Counter Bulletin Board quotation system. Shares of Common Stock held by each officer and director and by each person known to the issuer who owns 5% or more of the outstanding Common Stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of May 20, 2002, the Registrant's outstanding common stock consisted of 12,993,908 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer's Proxy Statement relating to its 2002 Annual Meeting of Shareholders to be filed on Schedule 14A is incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:   Yes [ ]     No [X]

                               SENSE TECHNOLOGIES INC.
                                     Form 10-KSB
                                  Table of Contents

Part   Item No.
----   ---------

I         1           Description of Business
          2           Description of Property
          3           Legal Proceedings
          4           Submission of Matters to a Vote of Security Holders
II        5           Market for Common Equity and Related Stockholder Matters
          6           Management's Discussion and Analysis or Plan of Operation
          7           Financial Statements
          8           Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure
III       9           Directors, Executive Officers, Promoters and Control
                      Persons; Compliance with Section 61(a) of the Exchange Act
         10           Executive Compensation
         11           Security Ownership of Certain Beneficial Owners and
                      Management
         12           Certain Relationships and Related Transactions
         13           Exhibits and Reports on Form 8-K
                      Signatures
                      Index to Consolidated Financial Statements

                               SENSE TECHNOLOGIES INC.
                                     Form 10-KSB


Note Regarding Forward Looking Statements

This Form 10-KSB contains forward-looking statements, which may be identified as statements containing, including without limitation, the words believes, anticipates, intends, expects or similar words. These statements are based on our belief as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forwards-looking statements. Some, but not all, of the factors that may cause these differences include: risks related to political and economic uncertainties; risks related to the implementation of our new business strategy; our ability to obtain financing on acceptable terms; competition in the automotive sensing device industry; our ability to obtain widespread acceptance of our sensing devices in the automotive industry; our ability to manage growth; our ability to protect our intellectual property rights; government regulation of the automotive industry as it relates to use of sensing devices; and other uncertainties described under section entitled Risk Factors and elsewhere herein. You should not place undue reliance on these forward-looking statements.

PART I.

Item 1. DESCRIPTION OF THE BUSINESS

Overview

We develop and market sensing devices for the automotive industry. Our core product is called the Guardian AlertTM. The Guardian AlertTM uses radar technology to warn vehicle drivers of the presence of people or obstacles in blind spots that exist behind their vehicles when backing up. We have recently undergone a change in management and moved our head offices as part of the implementation of our new business strategy. Our new business strategy is to utilize the skills and industry background of our new management team in order to market the product to automobile and truck manufacturers and dealers, fleet operators, and other automotive industry participants. We will require additional financing in order to carry out our new business strategy. Our business plan currently contemplates an equity based financing of up to $4,000,000 in order to fund our branding, marketing, production, administrative costs and working capital requirements over the next 12 month period.

Corporate History

Sense was incorporated under the laws of the Province of British Columbia, Canada, on May 25, 1988 under the name Wizard Resources Ltd. Our corporate name was changed to Graham Gold Mining Corporation on October 11, 1988 and subsequently to Sense Technologies Inc. on October 27, 1997 in connection with the acquisition of our current business. On December 14, 2001, we changed our jurisdiction of organization from British Columbia to the Yukon Territories.

Our shares are currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the trading symbol SNSG. We were previously listed on the both the Canadian Venture Exchange (now called the TSX Venture Exchange) and the Nasdaq

SmallCap Market. We voluntarily delisted our shares from the Canadian Venture Exchange on October 3, 2001. On April 25, 2002 our stock was delisted from the Nasdaq Small Cap Market as we were unable to meet quantitative listing requirements. The Company has appealed the Nasdaq decision and expects to be in compliance with the quantitative listing requirements by the time of the appeal hearing in July, 2002.

Our head office is located at 800 Clanton Road, Suite U, Charlotte, North Carolina. Prior to May of 2002, our head office was located at 14441 Dupont Court, Suite 103, Omaha, Nebraska.

Industry Overview

We compete in the vehicle backing awareness industry. Our products are designed to protect people and property from death, injury or damage that can result from a collision with a vehicle that is backing up. Almost all reversing vehicles have blind spots that limit the ability of the operator to see obstacles or people that are behind the vehicle. This has repeatedly resulted in death, injury and property damage which has in turn prompted several companies to develop and manufacture backing awareness sensing products. The National Highway Traffic Safety Administration reported that approximately 400 people die in the United States annually from accidents involving vehicles backing up. In addition, property damage and personal injury claims resulting from back-up accidents all suggest a market need for backing awareness safety devices. The Company has testimonials from customers that they have virtually eliminated damage to vehicles as a result of the system.

Some of these products are currently being installed by automobile manufacturers and dealers as optional equipment on consumer and commercial vehicles.

Backing awareness products can range in sophistication and effectiveness. Such products include loud beeping alerts that sound when a vehicle is placed in reverse gear. A beeping alert is limited in effectiveness as it does not notify the driver of obstacles behind the vehicle. Young children up to four years old typically do not have the capacity to understand what the beeping noise means or to understand the possibility of injury from remaining behind a reversing vehicle. Other awareness products include large round convex mirrors placed at the rear of a vehicle which provide the driver with a line of vision across the rear area of their vehicle. These devices can be effective for a small class of vehicles such as delivery vans, however are not practical for most consumer or commercial vehicles due to their size and need for training.

There are also backing awareness products, including our Guardian AlertTM product, that use ultrasound and radar technologies to sense obstacles and people behind a reversing vehicle. These electronic sensing and alert systems will warn a driver to the existence of obstacles behind a vehicle. Ultrasound backing awareness products are currently being used by some automobile manufacturers as a factory-installed option on certain new vehicle lines. These products are designed primarily to protect the vehicle from damage in parallel parking situations. They are designed to detect the bumper of another vehicle when parking and accordingly will typically not detect obstacles below ten inches from the ground. These sensors must be kept clear of dirt and dust in order to ensure proper functioning. The system requires that four ultrasonic sensors be placed at various locations on the rear bumper. The sensors extend through the skin of the bumper, thereby changing the appearance of the exterior of the vehicle. Backing awareness systems also exist that use pulse radar to detect obstacles. These systems are installed on the exterior of a vehicle thereby affecting esthetics of the vehicle, and are typically used for commercial vehicles.

Our Backing Awareness Products

Our Guardian AlertTM backing awareness products use a patented process based on Doppler radar technology. Our Doppler radar sensing products offer several advantages over ultrasonic and pulse radar sensors. The Guardian AlertTM creates a three dimensional awareness zone behind a vehicle that extends from the rear of the vehicle outward twelve feet for the width of the vehicle. Vertically, the awareness zone begins at ground level and rises up to approximately five feet. The operator of the vehicle will be alerted should any person or obstacle come within the awareness zone as the vehicle is reversing. The Guardian AlertTM consists of a single sensor that can be placed under the skin of a plastic bumper thereby not altering the appearance of the vehicle. We also have a number of other product shapes and installation options to accommodate a wide range of consumer and commercial vehicles. Our products are designed to be robust and to operate in almost all weather and road conditions. In contrast to ultrasound and some other backing awareness products, our sensor using the Doppler radar technology is not affected by dust, dirt, snow or other environmental materials that can cover a sensor.

Our Guardian AlertTM products are based on a patented system using Doppler radar technology. We acquired and hold the exclusive worldwide rights to manufacture and sell the system.

The Guardian AlertTM system is consists of a radar transceiver, a flat antenna, a signal processor, and an audio-visual display unit. The transceiver and antenna are enclosed in an environmentally sealed, high impact resistant, resin housing and mounted on the rear of the vehicle. When activated by placing the vehicle in reverse, the transceiver continuously projects signals and the antenna receives return signals reflected off of objects within the predefined awareness zone. Doppler Shift technology is based on the principle that signals return on a slightly different frequency than they are projected. The relationship between the phase of the projected signals and the returning signals is used by the product to determine the distance between the rear of the vehicle and the object. The signal processor then sends a signal to the audio-visual display unit typically located on the dashboard of the vehicle thereby alerting the vehicle operator to the presence of a person or object.
The display unit informs the operator about the presence of an obstacle via a sequence of green, yellow, and red lights set to illuminate at preset distances such as twelve feet, five feet and three feet. In conjunction with the visual alarm, the audio alarm alerts the driver at corresponding distances with a pulsating tone changing to a constant tone. The visual display is approximately the size of a small box of matches.

The external units are produced by us using various suppliers. The external units can be manufactured in various shapes to suit a wide variety of vehicles. For example, we produce a trailer hitch mount version which fits directly into the receiver on a trailer hitch when not towing. We also produce a version that is mounted under the skin of a plastic bumper in order that the esthetics of a vehicle are not affected. Our distribution partner has developed six design options ranging from a license plate mount, to sensors protected by steel casings for commercial applications.

The focus of our current business strategy is the commercialization of our Guardian AlertTM products. There are a number of product extensions and new applications that we may develop in the future as we grow. These products include side blind spot awareness and docking aids for industrial safety and velocity sensing applications.

Production of our Guardian AlertTM

We outsource the manufacture of the components of our Guardian AlertTM system using an engineering consulting firm and two manufacturing companies. Our objective is to secure high-volume, low-cost production capabilities. The entire family of products has the same interior components, while the exterior enclosure and mount is available in a variety of options appropriate for different types of vehicles.

The display unit and the radar sensor components of our products are manufactured by Microwave Solutions Limited of Hertfordshire, England. Our cabling is available from a number of local sources. Assembly and packaging is done locally. We believe that currently production of our products is more cost effectively achieved by outsourcing the manufacturing and assembly of the components.

We have also established a partnership with S&S Distributing LLC to develop applications and market the Guardian AlertTM to the fleet vehicle market. To date, S&S has placed approximately 7,000 units in the field. S&S has led the development of a variety of mountings appropriate for most commercial vehicles. Additionally, S&S has pioneered the commercialization effort to the fleet segment of the market.

During the fiscal years ending February 2000 and 2001, we did not incur any costs for the development of our Guardian AlertTM products.


Market and Marketing of our Guardian AlertTM

The end user of our Guardian AlertTM product is the safety conscious vehicle owner or operator seeking to minimize the risk of loss associated with backing accidents. Users of backing awareness sensing products, may purchase the product as a factory installed option from the vehicle manufacturer, purchase the product after-market or directly from distributor for installation in commercial or fleet vehicles, or purchase as an after-market consumer add-on to their vehicle.

Accordingly, the target market for our Guardian AlertTM product can be identified as follows:

o Manufacturers of vehicles, including cars, sport utility vehicles, light trucks, heavy vehicles and equipment, and original equipment suppliers to these manufacturers.

o Owners of commercial fleet vehicles and government departments and agencies using fleet vehicles.

o Consumer outlets of after-market automotive accessories, including dealerships, automotive service shops and automotive retailers, direct sales via the Internet and infomercials.

North American automotive manufacturers currently produce between 16 million and 17 million new cars and trucks each year based on actual 2000 and 2001 counts. This market consists of approximately 55% mini vans, sport utility vehicles, and light trucks. This segment has been growing consistently for the last several years beginning with the emergence of the mini van as a force in the market and continuing with the more recent trend towards sport utility vehicles. We believe this segment and the large luxury sedan segment provide the best markets for the initial broad scale commercialization of our products. Our primary efforts will initially be focused on the mid to higher end of this market that is expected to be less price sensitive and more interested in new technologies. We are actively marketing to decision makers in the original equipment market through manufacturers and through dealerships, which provide an opportunity to add the product to a vehicle after it leaves the manufacturer, but before it is sold.

The 200 million vehicles currently on US roads also provide a number of opportunities for marketing our backing awareness products. There are also eight million large trucks owned by commercial enterprises and approximately 4.5 million fleet vehicles on dealership service plans, which provide a significant point of sale opportunity. Millions of vehicles each year are repaired at collision centers, which could offer the product in conjunction with the repair of a rear bumper. Additionally, most new car warranties require regular oil changes, which are often performed at dealerships. These visits will provide additional point of sale opportunities for dealerships that are already stocked with Guardian AlertTM awareness systems.

Our product can result in economic benefit as well as improved vehicle safety to fleet operators and consumers in these markets. Based on our research and experience in the fleet market tells us that fleet operators and risk managers place a greater emphasis on statistical economic analysis than consumers. Equipping fleets of vehicles requires a significant capital expenditure that needs to be evaluated relative to the fleet owner's other needs and limited capital. Based on the assumption that the cost to the fleet owner is approximately $375 per installed Guardian AlertTM unit, we believe a return on investment is achievable based on a conservative average cost per accident of between $500 and $1,500 and average backing accidents per vehicle per annum estimates between one incident every three years and two incidents per year.

We believe that consumers weigh cost, safety benefit to persons and property and aesthetic appeal in making a decision to purchase a backing awareness product. We believe that the products ease of demonstration and high degree of functionality can provide a consumer with an appreciation of the benefits in protection of property and person. We estimate the cost of a system installed on a consumer vehicle would generally range between $350 to $500 which we believe would appeal to most new-vehicle buyers that are interested in the safety and protection aspect of the product. In perspective, the cost of the product is less than typical insurance deductibles and therefore avoiding one incident would allow the product to pay for itself. In addition to actual repair cost, Guardian AlertTM purchasers also receive the benefit of saving the considerable time and inconvenience of having their vehicle repaired and processing insurance claims. Our product can also be installed beneath the plastic skin of a bumper, thereby not altering the appearance of the vehicle.

Sense has designed distinct pricing strategies for each of its three primary markets according to the following principles:

o The product should be priced at a level readily acceptable to SUV and light truck purchasers;
o   Attractive margin must be made available to OEMs and distribution partners;
o   Fleet products must offer attractive ROI to owners; and
o Margins to Sense will increase faster with higher volume than higher pricing.

We believe our price points are superior to competing products and additionally provide us with immediate operating margin contribution. As volumes increase, manufacturing cost will decrease in the near-term by as much as 35% providing us with additional margin. Over the long-term, as volumes grow to higher levels, there will be sufficient opportunity to lower manufacturing costs further.

Sales Strategy

Our business strategy contemplates an initial sales effort focused on four immediately accessible segments as follows:

o   Original equipment manufacturers
o   Tier one suppliers to manufacturers
o   Large, national new and used auto dealership groups
o   Fleet vehicle owners

The OEM, Tier one supplier, and national auto dealership sales efforts are currently in place with the assistance of Rick Hendrick of Hendrick Automotive and Hendrick MotorSports. Mr. Hendrick and his associates are supporting the initial sales effort by providing significant access and expertise.

The mid-market sales effort will focus first on accessing large auto dealership groups through senior management. In addition to Hendrick Automotive Group (60 dealerships), other examples include, a number of dealership groups with up to 375 franchises each. Once the product has the endorsement of the parent organization, the focus will shift to location specific general managers. These are the decision makers as to which products are added to the vehicle sticker at the dealership and which products are offered to customers by the finance department prior to finalizing the sale. Our preference is to have the product added to the sticker before the vehicle is put on the showroom floor. This would require the customer to specifically ask for it to be removed, if he did not wish to have the system on his vehicle. If the general manager is hesitant to add the product to the sticker, there is another opportunity to make a sale at the dealership by offering the product at closing. The key to this effort is to offer the dealership a significant margin competitive to other products, which our research indicates that we are capable of doing.

Government Regulation of Backup Safety

We are in the process of developing and implementing a legislative agenda focused upon gaining support from government officials and relevant legislative bodies for the adoption of enhanced safety features for motor vehicles, particularly for the Guardian AlertTM system. We also plan to work closely with the insurance industry to gain its support in offering a premium discount for the use of the Guardian Alert(TM) Backup System.

In March of 1998, we offered testimony and provided demonstrations to the State of Washington House and Senate Transportation Committees as they considered legislation on cross-view mirrors that would enhance the detection of objects in the rear of a vehicle as it backs up. Our testimony and comments dealt with the need to expand the legislation to accommodate other devices apart from cross-view mirrors. We have also assisted in the preparation of an amendment to Senate Bill 5727 passed in April of, 1998, which now contains language proposed by us. The State of Washington Highway Patrol was given the responsibility by the State Legislature to implement and enforce the new legislation and was also given the authority to approve any device other than cross-view mirrors. On June 11, 1998, we provided a demonstration to the Washington State Highway Patrol of our back-up device at which subsequently received acceptance pursuant to the requirements of Senate Bill 5727. This acceptance places our Guardian AlertTM product on the list of approved devices for vehicles required to have reversing awareness devices.

We have also worked with engineers from the Department of Transportation (DOT), in the Department of Crash Test Avoidance in Washington, D.C. to test the merits of the Guardian AlertTM system. Our plan includes continuing to work with Members of the United States Congress and the DOT to press for the promulgation of federal legislation that would require certain commercial vehicles to be fitted with a back up safety device.

Competition and Our Competitive Advantages

The backing awareness industry includes manufacturers of active sensing devices using ultrasonic, infrared and radar technology to detect the presence of obstacles or persons behind a reversing vehicle. There are also a number of passive systems such as convex rear cross-view mirrors, rearward facing television cameras and reversing sound alerts. While we compete with all backing awareness devices, we view our primary source of competition as being in the active sensing market. Passive devices require driver training and are susceptible to driver error as they do not actively warn a driver of the presence of obstacles or people behind the vehicle. We have identified seven competitors in the active sensor market: Echo Vision, Hindsight 20/20, Bosch, Delphi, Valeo, Rostra and Groenveld which is manufactured by Gintec LTD in Israel.

We believe the Guardian AlertTM is on par or superior to any competing technology in each active sensor category. Our system is the only patented Doppler radar device available. While there are a small number of other manufacturers using Doppler radar technology for backing awareness devices, we believe these manufacturers are infringing our patent rights and we will pursue legal remedies to protect our patent. Among Doppler radar products, our Guardian AlertTM system is the only product that uses a single sensor, which we believe results in easier and less expensive installation. Ease of installation is a primary concern among vehicle dealers which provides us with a competitive advantage over other Doppler radar sensing and ultrasonic products.

Other systems use infrared or ultrasonic sensors. Infrared sensors project infrared beams and detect reflected infrared light from objects in the scanned zone behind the vehicle, which in turn activates an audio or visual alarm. Ultrasonic Systems work on the principle of emitting an ultrasonic sound burst and detecting a reflected energy wave returned to the source by contact with an object in the detection zone, again activating an alarm. Both systems require a clean sensor in order to function properly, and accordingly performance can be affected by environmental conditions.

We believe our product has competitive advantages over ultrasonic systems. Ultrasonic systems have begun to emerge as a factory installed option on some vehicle lines. Due to the four precisely tuned sensors and the in-bumper design requirements of these systems it is not practical to install them outside of the factory on cars or light trucks. The most important distinguishing characteristic between the Guardian Alert and ultrasonic systems is that ultrasonic systems are designed primarily to detect the bumper of another vehicle while parallel parking. They do not provide coverage all of the way to the ground and therefore tend to offer the vehicle operator a false sense of security. Additionally, since the sensors cannot "see" through a bumper, the systems cannot be mounted behind the skin of the bumper which affects the esthetic appearance of the vehicle.

We also believe our product has competitive advantages over infrared systems as those systems require a clear line of site with the obstacle in order to function properly, which means effectiveness may diminish with environmental conditions such as dirt or bright light.

The infrared and ultra sonic technologies were independently tested and evaluated along with a microwave radar system by the U.S. Bureau of Mines (Bureau of Mines Circular/1986) in a study of back-up driver's aid systems for mining vehicles. Infrared Systems were found to be the least reliable for detecting objects in the rear blind area. Bright sunlight and reflections from bright objects could trigger false alarms and their range depends upon the reflectivity of the detected object. Also, the narrow beam pattern necessitates the use of arrays of sensors to scan the desired zone, increasing system cost and complexity and decreasing reliability. Furthermore, both of the competitive technologies are to some degree affected by adverse weather conditions such as rain, fog, snow, ice or wind. The Bureau of Mines Study found that the microwave radar system was not affected by weather conditions.

Our product is robust, uses a single sensor that is not affected by most environmental conditions, and provides a full range of detection behind the vehicle, including near ground level. We have also priced our product competitively or below most other competing products.

Our Patents, Trademarks & Licenses

Patents & Trademarks

The following countries have granted patent rights respecting the Guardian AlertTM backing awareness system in the following countries: United States, Canada, Australia, South Africa, Taiwan, the United Kingdom, Korea and Japan. Guardian AlertTM is a registered trademark.

Licenses & Royalties

We hold the worldwide rights to develop, manufacture, market and license the Guardian AlertTM technology and products. We hold these rights pursuant various license agreements with S&S and Driver Alert Group, the original group of patent holders and Stinson & Associates, a holder of certain rights under license from Driver Alert Group. These license agreements provide us with the right to market the products to all federal, state, local and foreign governments and agencies, including the postal service, the rights to enter into manufacturing and marketing agreements with automotive and other manufacturers worldwide, and generally the rights to any other markets including school buses, construction equipment and mining equipment.

Pursuant to these licenses, we are required to make royalty payments to the licensors and meet sales targets as follows:

a)   $6.50(US) per unit on the first one million units sold;
b) thereafter, the greater of $4.00(US) per unit sold or 6% of the wholesale selling price on units sold; and
c) 50% of any fees paid to Sense in consideration for tooling, redesign, technical or aesthetic development or, should the licensors receive a similar fee, the licensors will pay 50% to Sense.

If we obtain a royalty agreement with a vehicle manufacturer, other than General Motors, whereby the manufacturer produces the product for its own equipment, the royalty shall be shared, one-third to Sense and two-thirds to the licensors.

The license agreements also provide that we are required to manufacture and sell a minimum number of units as follows:

    (i) 30,000 units by the end of the calendar year containing the second anniversary of the date of commencement of commercial production;
    (ii) a cumulative total of 60,000 units by the end of the calendar year containing the third anniversary of the date of commencement of commercial production;
    (iii) a cumulative total of 110,000 units by the end of the calendar year containing the fourth anniversary of the date of commencement of commercial production;

    (iv) a cumulative total of 210,000 units by the end of the calendar year containing the fifth anniversary of the date of commencement of commercial production; and
    (v) an additional 125,000 units by the end of each calendar year thereafter.

In the event these minimum sales are not realized, we are obligated to pay an amount in lieu of royalties equal to the royalties that would have been payable if the minimum number of units were manufactured and sold. Commencement of Commercial Production took place on October 1, 1999. During the fiscal year ended February 28, 2002 we paid a minimum royalty payment of $128,388 to maintain the licenses in good standing.

We entered into a sub-license agreement with S&S Distributing, LLC of Elkhorn, Nebraska whereby S&S acquired certain rights to develop, market and distribute Guardian AlertTM products. The sub-license agreement provides for certain minimum purchases of products from Sense, and certain expenditure requirements for development and marketing. The sub-license also provides that any new versions of the sensing device that are developed by S&S will be made available for manufacture and distribution by Sense.

Pursuant to a consulting and engineering agreement with Maple Consulting, we agreed to pay a royalty of $0.50 for each Guardian AlertTM sold that was designed pursuant to the agreement, up to a maximum of 200,000 units.


Governmental Approval

Because the product is an emitting device, the Federal Communications Commission
(FCC) we were required to obtain equipment authorization which was granted on October 31, 1995. The microwave signals emitted by the device can potentially interfere with radar detectors and other existing emitting systems. All FCC tests have been completed and a FCC certification in the name of Sense Technologies Inc. has been obtained. There are no other material regulatory approvals required for Sense to achieve its stated business objectives.


Employees

We currently employ three (3) full time employees.

Item 2. DESCRIPTION OF PROPERTY

Our executive offices are located in Charlotte, North Carolina. The offices comprise 3,000 square feet of floor space which we lease under an industry standard operating lease with a term expiring in May of 2005. Current monthly lease obligations are $2,114. The current facilities are adequate and are suitable for the Company's current purposes as contemplated in our business plan. The facilities are insured against perils in a manner consistent with industry practice.

We also continue to have lease obligations in connection with our previous offices located in Omaha, Nebraska. Our lease commitments for these premises are as follows: $1,907 per month for 2003, $1,945 per month for 2004 and $972 per month for 2005. We will use best efforts to sub-lease these premises or negotiate the termination the lease.

Item 3. LEGAL PROCEEDINGS

We have not received notice of any current legal proceedings involving our company. We are aware of two product manufacturers that we believe are clearly infringing our patent. We intend to aggressively defend our patent rights and pursue manufacturers that we believe are infringing on our patent rights.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.


PART II.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock and Shareholder Matters

Price quotations for trades in our shares are currently posted on the Over-the-Counter Bulletin Board, which is a quotation service administered by the National Association of Securities Dealers (NASD). Our trading symbol on this service is "SNSG". From June of 2000 to April 25, 2002, our shares were traded on the Nasdaq SmallCap Market. Our shares were also listed on the Canadian Venture Exchange (now called the TSX Venture Exchange) until October 3, 2001, when we voluntarily delisted.

The following table shows the high and low sales prices, in U.S. dollars, of our common stock on the Nasdaq SmallCap Market for each quarter within the last two fiscal years:


--------------------------------------------------------------------------------
Quarter Ended                High            Low              Trading Volume
--------------------------------------------------------------------------------
February 28, 2002            $3.75          $0.93                 1,426,900
--------------------------------------------------------------------------------
November 30, 2001            $4.06          $1.04                 1,147,300
--------------------------------------------------------------------------------
August 31, 2001              $4.95          $1.90                 1,723,700
--------------------------------------------------------------------------------
May 31, 2001                 $9.50          $4.42                   878,500
--------------------------------------------------------------------------------
February 28, 2001           $11.375         $3.375                1,574,800
--------------------------------------------------------------------------------
November 30, 2000           $18.00          $5.375                1,551,400
--------------------------------------------------------------------------------
August 31, 2000             $19.625         $5.875                1,386,800
--------------------------------------------------------------------------------

The following table shows the high and low sales prices, in Canadian dollars, of our common stock on the CDNX Venture Exchange for each quarter within the last two fiscal years, until we voluntarily delisted on October 3, 2001:

--------------------------------------------------------------------------------
Quarter Ended                High            Low              Trading Volume
--------------------------------------------------------------------------------
November 30, 2001            $3.30          $2.20                       700
--------------------------------------------------------------------------------
August 31, 2001              $7.50          $3.20                     3,100
--------------------------------------------------------------------------------
May 31, 2001                $15.00         $11.00                     3,700
--------------------------------------------------------------------------------
February 28, 2001           $17.95          $8.20                     8,565
--------------------------------------------------------------------------------
November 30, 2000           $22.50          $8.00                    61,017
--------------------------------------------------------------------------------
August 31, 2000             $29.75          $8.75                   146,160
--------------------------------------------------------------------------------
May 31, 2000                $13.25          $8.00                   124,801
--------------------------------------------------------------------------------

As of February 28, 2002, there were 12,983,908 shares of our common stock issued and outstanding. As of February 28, 2002, there were 223 holders of record of our common stock.

The Company has not declared any cash dividends for the last two fiscal years. There are no dividend restrictions in the Company.

Recent Sales of Unregistered Securities

On January 31, 2002, we issued 450,000 common shares to six (6) accredited investors under Rule 506 of Regulation D at a price of US$1.03 per share for total proceeds to the Company of US$463,500. The price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On February 19, 2002, we issued 415,000 common shares to seven (7) accredited investors under Rule 506 of Regulation D at a price of US$1.03 per share for total proceeds to the Company of US$427,450. The price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

Pursuant to Nasdaq SmallCap Market requirements, subsequently certain Directors and Officers of the Company rescinded their investment and returned their shares to the Company. The Company is treating these investments as loans, pending shareholder approval for the share issuances. The rescission was made pursuant to Nasdaq requirements that shareholder approval is required for an equity financing where investors include Directors and Officers of the Company, where securities are issued at a discount to the market price and where Directors and Officers receive more than 25,000 common shares.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the period ended February 28, 2002 and 2001.

Overview of Operations

Sense holds an exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert backing awareness system for motor vehicles utilizing microwave radar technology. The Company has begun manufacturing the product in Charlotte, NC by an outsourced vendor with extensive experience producing products for auto dealerships and OEMs. The Company has recently moved its headquarters from Omaha, NE to Charlotte, NC; where it will be developing a sales and marketing effort directed at auto dealerships, OEMs and fleet vehicle owners. The Company has established a relationship with Hendrick Automotive Group ("HAG") one of the largest auto dealership groups in the United States. HAG has agreed to offer the product at all of its 60 dealership nationwide. During 2001, HAG sold approximately 85,000 cars and trucks. Management plans to seek additional relationships with other large, medium and small dealership groups in the future.

Results of Operations

For the year ended February 28, 2002 as compared to February 28, 2001.

Revenue for the year ended February 28, 2002 was $72,411, an increase of 63% as compared to revenue of $44,547 in the year ended February 28, 2001. This increase is due to a marginal increase in the amount of product shipped and billed to the company's distributor, S & S Distributing, LLC ("S&S"). All of the account receivable from S&S had been collected as at February 28, 2002.

Direct costs of $282,254 for the year ended February 28, 2002 represent an 86% increase over direct costs of $152,189 for the year ended February 28, 2001. The primary component of this increase was a minimum royalty payment of $128,388 made to the license holders of the microwave technology utilized in the company's product. In accordance with the license agreement, the company must achieve production milestones in each calendar year to maintain its exclusivity with respect to the product. Therefore, the minimum royalty payment made by the company represented the royalty owed on the difference between the minimum sales requirement of 30,000 units by December 31, 2001 and the number actually sold (8,602). Another component of direct costs for the years ended February 28, 2002 and 2001 is the amortization of license fees. This annual charge to the company's earnings will no longer be made in accordance with the recent FASB pronouncement No. 142 concerning the accounting for intangible assets.
Instead, management will annually review the appropriateness of the value of the recorded intangible assets and record a write-down should impairment occur.

General and administrative expenses were $1,300,133 for the year ended February 28, 2002 as compared to $1,380,948 for the year ended February 28, 2001, a decrease of approximately 6%. There were no management fees incurred in the year ended February 28, 2002. However, there was an increase in wages and benefits during the year ended February 28, 2002 to $306,358 from $73,206 during the year ended February 28, 2001. This increase was a result of adding key personnel to the company payroll in anticipation of increasing production.

Other expenses include a provision of $212,981 in respect of the accrued interest receivable on the promissory note due from the Driver Alert Group. The financial position of the company at February 28, 2002 warrants this more conservative accounting treatment. Notwithstanding this write-down, management believes that the company will eventually recover this amount.

Liquidity and Capital Resources

At February 28, 2002, the company had cash and cash equivalents on hand of $268, 339 compared with $523,481 at February 28, 2001. During the year ended February 28, 2002, the company funded operations by raising $1,096,950 through the issuance of common share capital. Additionally, for the ensuing fiscal year, the company has received a commitment from investors for a financing of $4,000,000.

At February 28, 2002, we had working capital of $365,253 compared to $1,222,898 at February 28, 2001. The decrease of working capital is largely reflected in the promissory notes payable in the amount of $830,000 that come due in the next fiscal year.

Investing activities consists primarily of purchases of equipment, principally testing equipment. Capital expenditures for the year ended February 28, 2002 totaled $64,274.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest bearing- securities.

Item 7. FINANCIAL STATEMENTS

The Company's audited financial statements for the period ended February 28, 2002 are attached to this Report following the signature page.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no changes in or disagreements with it's accountants during it's two most recent fiscal years.

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information set forth under the captions "Election of Directors", "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" or similar caption in the issuer's definitive Proxy Statement to be filed for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation and Other Information" and "Compensation of Directors" or similar caption in the issuer's definitive Proxy Statement to be filed for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" or similar caption in the issuer's definitive Proxy Statement to be filed for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" or similar caption in the issuer's definitive Proxy Statement to be filed for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1    The Articles of Continuance.

3.2    By-Laws.

10.1 Amended Stock Option Agreement dated October 2, 2001 between Bruce E. Schreiner and the Company.

10.2 Two (2) Amended Stock Option Agreements both dated October 2, 2001 between Cynthia L. Schroeder and the Company.

10.3 Stock Option Agreement dated December 18, 2001 between Ambassador Mark Erwin and the Company.

10.4 Stock Option Agreement dated December 18, 2001 between J. Rick Hendrick III and the Company.

10.5 Private Placement Subscription Agreement dated December 21, 2001 between J. Rick Hendrick III and the Company.

10.6 Private Placement Subscription Agreement dated December 22, 2001 between Ambassador Mark Erwin and the Company.

10.7 Private Placement Subscription Agreement dated January 23, 2002 between Cynthia L. Schroeder and the Company.

10.8 Private Placement Subscription Agreement dated January 24, 2002 between Bruce E. Schreiner and the Company.

10.9 Private Placement Subscription Agreement dated December 19, 2001 between Ambassador Mark Erwin and the Company.

10.10 Private Placement Subscription Agreement dated January 24, 2002 between Ambassador Mark Erwin and the Company.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

On January 8, 2002 we filed a Form 8-K disclosing the appointment of Ambassador Mark Erwin and J.R. Hendrick III to the Board of Directors. The report also disclosed the continuation of Sense's jurisdiction of organization from British Columbia to the Yukon Territories.

On January 29, 2002 we filed a Form 8-K disclosing a 30 day advance notification of from Nasdaq that we would be delisted as we fell below the minimum market capitalization requirement for continued listing on the Nasdaq Small Cap Market. The report also disclosed that Sense would be remain listed until February 21, 2002 pending an appeal hearing.

On February 20, 2002 we filed a Form 8-K disclosing a notification from Nasdaq that it required shareholder approval of an equity financing where the investors included directors of the company, where the securities are issued at a discount to the market price and officers and directors receive more than 25, 000 shares.

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2002.

                           SENSE TECHNOLOGIES INC.
                           By:   /s/ James H. Cotter
                                 ---------------------------
                                 James H. Cotter
                                 President, Chief Executive Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:  /s/ James H. Cotter       Title:  Chief Executive Officer,     May 20, 2002
    -------------------------
                                       President and Director

By:  /s/ Bruce E. Schreiner    Title:  Principal Financial Officer  May 20, 2002
    -------------------------
                                       Principal Accounting Officer
                                       and Director

By:  /s/ Mark Erwin            Title:  Director                     May 20, 2002
    -------------------------

By:  /s/ Cynthia L. Schroeder  Title:  Director                     May 20, 2002
    -------------------------

                            SENSE TECHNOLOGIES INC.

                         REPORT AND FINANCIAL STATEMENTS

                           February 28, 2002 and 2001

                            (Stated in U.S. Dollars)
                             ----------------------

TERRY AMISANO LTD.                                            AMISANO HANSON
KEVIN HANSON, C.A.                                         CHARTERED ACCOUNTANTS

                           INDEPENDENT AUDITORS' REPORT


To the Shareholders,
Sense Technologies Inc.

We have audited the accompanying balance sheets of Sense Technologies Inc. as of February 28, 2002 and 2001 and the statements of loss, deficit, shareholders' equity and cash flows for each of the years in the three year period ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with accounting principles generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.


Vancouver, Canada                                           /s/ AMISANO HANSON
April 24, 2002                                             Chartered Accountants


750 WEST PENDER STREET, SUITE 604                        TELEPHONE: 604-689-0188
VANCOUVER CANADA                                         FACSIMILE: 604-689-9773
V6C 2T7                                                E-MAIL: amishan@telus.net

                            SENSE TECHNOLOGIES INC.
                                BALANCE SHEETS
                          February 28, 2002 and 2001
                           (Stated in U.S. Dollars)
                            ----------------------


                                    ASSETS                2002           2001
                                    ------                ----           ----
Current
   Cash and cash equivalents                        $    268,339   $    523,481
   Accounts receivable - Note 9                            1,695        108,504
   Accrued interest receivable                              -           160,330
   Advance receivable - Note 3                              -            25,000
   Inventory                                           1,105,494      1,097,599
   Prepaids                                               22,276         22,776
                                                    ------------   ------------
                                                       1,397,804      1,937,690
Capital assets - Note 5                                   74,656         93,830
Licence fees - Note 6                                    135,011        225,519
Patent costs                                               5,899          3,146
                                                    ------------   ------------
                                                    $  1,613,370   $  2,260,185
                                                    ============   ============

                                 LIABILITIES
                                 -----------
Current
   Accounts payable - Note 9                        $    190,919   $    369,792
   Current portion of convertible promissory
     notes payable - Note 7                              830,000        345,000
                                                    ------------   ------------
                                                       1,020,919        714,792
Convertible promissory notes payable - Note 7            496,000      1,155,000
                                                    ------------   ------------
                                                       1,516,919      1,869,792
                                                    ------------   ------------

                             STOCKHOLDERS' EQUITY
                             --------------------

Common stock - Notes 8 and 14                          7,486,628      6,149,678
Promissory note receivable - Note 4                     (585,000)      (585,000)
Contributed surplus                                        5,279          5,279
Deficit                                               (6,810,456)    (5,179,564)
                                                    ------------   ------------
                                                          96,451        390,393
                                                    ------------   ------------
                                                    $  1,613,370   $  2,260,185
                                                    ============   ============

Nature of Operations - Note 1
Commitments - Notes 6,7, 8 and 11
Subsequent Event - Note 14

APPROVED BY THE DIRECTORS:


   /s/ Bruce E. Schreiner   , Director       /s/ Cynthia Schroeder    , Director
----------------------------              ----------------------------

                            SEE ACCOMPANYING NOTES

                            SENSE TECHNOLOGIES INC.
                              STATEMENTS OF LOSS
       for the years ended February 28, 2002, 2001 and February 29, 2000
                           (Stated in U.S. Dollars)
                            ----------------------

                                                            2002            2001            2000
                                                            ----            ----            ----
Sales - Note 9                                          $      72,411   $      44,547   $     321,571
Direct costs - Schedule 1                                     282,254         152,189         565,476
                                                        -------------   -------------   -------------
Gross loss                                                    209,843         107,642         243,905
                                                        -------------   -------------   -------------

Expenses
   Advertising and marketing                                  117,820         145,548         138,967
   Amortization                                                83,448          79,269           8,174
   Automobile                                                  19,913          14,752          17,247
   Capital tax                                                   -               -              6,787
   Consulting fees - Note 9                                   217,623         364,670         171,796
   Filing fees                                                  8,902          19,957           4,279
   Insurance                                                   30,933          31,242          12,126
   Interest and bank charges - Note 9                             765             619           4,208
   Interest on long-term debt                                 159,498          87,237            -
   Investor relations                                          10,000            -              5,122
   Legal and accounting                                       104,666         123,988          89,023
   Management fees - Note 9                                      -            240,000          69,087
   Office and miscellaneous                                    35,239          25,361           8,307
   Rent                                                        54,596          29,942          23,264
   Shareholder information and printing                         8,600          10,355          14,309
   Telephone and internet                                      16,623           8,202           4,316
   Transfer agent fees                                          6,949           4,381           5,874
   Travel                                                     118,200         122,219          59,749
   Wages and benefits                                         306,358          73,206          35,364
                                                        -------------   -------------   -------------
                                                            1,300,133       1,380,948         677,999
                                                        -------------   -------------   -------------

Loss before other items                                    (1,509,976)     (1,488,590)       (921,904)
Other items:
   Gain on write-off of accounts payable                         -              2,178            -
   Provision for accrued interest receivable                 (212,981)           -               -
   Other income                                                21,439            -               -
   Interest income - Notes 3 and 9                             59,912          74,194          52,651
   Foreign exchange gain (loss)                                10,714         (15,361)         (2,400)
                                                        -------------   -------------   -------------

Net loss for the year                                   $  (1,630,892)  $  (1,427,579)  $    (871,653)
                                                        =============   =============   =============

Basic and diluted loss per share                        $       (0.27)  $       (0.25)  $       (0.17)
                                                        =============   =============   =============

Weighted average number of shares outstanding               6,002,242       5,779,093       5,068,860
                                                        =============   =============   =============

                            SEE ACCOMPANYING NOTES

                            SENSE TECHNOLOGIES INC.
                             STATEMENTS OF DEFICIT
                for the years ended February 28, 2002 and 2001
                           (Stated in U.S. Dollars)
                            ----------------------


                                                          2002           2001
                                                          ----           ----

Deficit, beginning of year                          $ (5,179,564)  $ (3,751,985)

Net loss for the year                                 (1,630,892)    (1,427,579)
                                                    ------------   ------------

Deficit, end of year                                $ (6,810,456)  $ (5,179,564)
                                                    ============   ============



                            SEE ACCOMPANYING NOTES

                            SENSE TECHNOLOGIES INC.
                           STATEMENTS OF CASH FLOWS
        for the years ended February 28, 2002, 2001 and February 29,2000
                           (Stated in U.S. Dollars)
                            ----------------------

                                                            2002            2001            2000
                                                            ----            ----            ----
Operating Activities
   Net loss for the year                                $  (1,630,892)  $  (1,427,579)  $    (871,653)
   Add (deduct) items not involving cash:
     Amortization                                              83,448          79,269           8,174
     Amortization of license fees                              90,508          89,816          86,672
     Write-off of inventory                                      -              4,480          27,168
     Gain on write-off of accounts payable                       -             (2,178)           -
   Changes in non-cash working capital balances
    related to operations:
     Accounts receivable                                      106,809         129,343         (11,645)
     Accrued interest receivable                              160,330         (52,651)        (52,651)
     Advance receivable                                        25,000         (25,000)           -
     Inventory                                                 (7,895)        (85,944)       (822,925)
     Prepaids                                                     500         (10,901)         10,104
     Accounts payable                                          87,127         166,274          87,475
     Advances payable                                            -               -             (1,327)
     Notes payable                                               -               -            (86,303)
                                                        -------------   -------------   -------------

Cash used in operating activities                          (1,085,065)     (1,135,071)     (1,626,821)
                                                        -------------   -------------   -------------

Financing Activities
   Proceeds from issuance of common stock                   1,096,950           3,777       1,646,522
   Proceeds from issuance of (redemption of)
    convertible promissory notes payable                     (200,000)      1,500,000            -
   Proceeds from share subscriptions                             -               -            108,004
                                                        -------------   -------------   -------------

Cash provided by financing activities                         896,950       1,503,777       1,754,526
                                                        -------------   -------------   -------------

Investing Activities
   Acquisition of capital assets                              (64,274)       (133,156)        (48,117)
   Patent costs                                                (2,753)         (3,146)           -
   (Increase) decrease in deposit on software                    -            127,500        (127,500)
                                                        -------------   -------------   -------------

Cash used in investing activities                             (67,027)         (8,802)       (175,617)
                                                        -------------   -------------   -------------

Increase (decrease) in cash during the year                  (255,142)        359,904         (47,912)

Cash and cash equivalents, beginning of year                  523,481         163,577         211,489
                                                        -------------   -------------   -------------

Cash and cash equivalents, end of year                  $     268,339   $     523,481   $     163,577
                                                        =============   =============   =============

Supplemental Cash Flow Disclosures - Note 12

                            SEE ACCOMPANYING NOTES

                            SENSE TECHNOLOGIES INC.
                      STATEMENT OF STOCKHOLDERS' EQUITY
        for the years ended February 28, 2002, 2001 and February 29, 2000
                           (Stated in U.S. Dollars)
                            ----------------------

                                               Common Stock                           Promissory
                                        --------------------------
                                          Issued                        Contributed       Note       Accumulated
                                          Shares         Amount           Surplus      Receivable       Deficit         Total
                                          ------         ------           -------      ----------       -------         -----
Balance, February 28, 1999               7,898,495      $ 3,822,483    $     5,279   $    (585,000)    $ (2,880,332)   $   911,948
Issue of shares pursuant to exercise
  of options           - at $0.75            5,000            3,772           -               -                -             3,772
Issue of shares pursuant to the
  exercise of warrants - at $2.00          663,229        1,326,458           -               -                -         1,326,458
                       - at $4.28           73,900          316,292           -               -                -           316,292
Issue of shares on conversion of a
  promissory notes     - at $6.25           66,628          416,365           -               -                -           416,365
Issue of escrow shares pursuant to
  the license agreements                 1,804,561           12,439           -               -                -            12,439
Conversion of shares subscribed in a
  previous year in respect of a
  promissory note payable                     -                -              -               -                -          (416,365)
Share purchase options subscribed
  during the year ended February
  29, 2000                                    -                -              -               -                -           108,004
Net loss for the year ended
  February 29, 2000                           -                -              -               -            (871,653)      (871,653)
                                        ----------      -----------    -----------   -------------     ------------    -----------

Balance, February 29, 2000              10,511,813        5,897,809          5,279        (585,000)      (3,751,895)     1,807,260
Issue of shares pursuant to the
  exercise of options  - at $0.77          319,560          244,934           -               -                -           244,934
Conversion of share purchase
  options subscribed for in
  a previous year                             -                -              -               -                -          (241,157)
Issue of escrow shares pursuant to
  a license agreement  - at $0.01        1,028,129            6,935           -               -                -             6,935
Net loss for the year ended
  February 28, 2001                           -                -              -               -          (1,427,579)    (1,427,579)
                                        ----------      -----------    -----------   -------------     ------------    -----------

Balance, February 28, 2001              11,859,502        6,149,678          5,279        (585,000)      (5,179,564)       390,393


                                                                        /Cont'd.

                            SEE ACCOMPANYING NOTES

                            SENSE TECHNOLOGIES INC.                    Continued
                     STATEMENT OF STOCKHOLDERS' EQUITY
       for the years ended February 28, 2002, 2001 and February 29, 2000
                           (Stated in U.S. Dollars)
                            ----------------------

                                               Common Stock                           Promissory
                                        --------------------------
                                          Issued                        Contributed       Note       Accumulated
                                          Shares         Amount           Surplus      Receivable       Deficit         Total
                                          ------         ------           -------      ----------       -------         -----
Balance, February 28, 2001 (forward)    11,859,502        6,149,678          5,279        (585,000)      (5,179,564)       390,393
Issue of shares pursuant to agreement
  to settle debt       - at $4.04           59,406          240,000           -               -                -           240,000
Issue of shares pursuant to the
  exercise of options  - at $1.03          200,000          206,000           -               -                -           206,000
Issue of shares pursuant to a
  private placement    - at $1.03
  - Note 14                                865,000          890,950           -               -                -           890,950
Net loss for the year ended February
  28, 2002                                    -                -              -               -          (1,630,892)    (1,630,892)
                                        ----------      -----------    -----------   -------------     ------------    -----------

Balance, February 28, 2002              12,983,908      $ 7,486,628    $     5,279   $    (585,000)    $ (6,810,456)   $    96,451
                                        ==========      ===========    ===========   =============     ============    ===========


                            SEE ACCOMPANYING NOTES

                            SENSE TECHNOLOGIES INC.                   Schedule 1
                           SCHEDULE OF DIRECT COSTS
        for the years ended February 28, 2002, 2001 and February 29, 2000
                           (Stated in U.S. Dollars)
                            ----------------------

                                                            2002            2001            2000
                                                            ----            ----            ----
Direct costs
   Amortization of license fees                         $      90,508   $      89,816   $      86,672
   Cost of sales                                               32,986          24,392         172,833
   Equipment rental                                              -              7,299          20,157
   Freight and customs                                           -              8,856          27,416
   Product engineering - Note 9                                29,381          13,146         196,639
   Product testing                                               -                491           8,593
   Royalties - Notes 9 and 11                                 129,379           3,710          25,998
   Write-down of inventory                                       -              4,479          27,168
                                                        -------------   -------------   -------------
                                                        $     282,254   $     152,189   $     565,476
                                                        =============   =============   =============



                            SEE ACCOMPANYING NOTES

                            SENSE TECHNOLOGIES INC.
                      NOTES TO THE FINANCIAL STATEMENTS
                           February 28, 2002 and 2001
                           (Stated in U.S. Dollars)
                            ----------------------


Note 1   Nature of Operations
         --------------------

         The Company holds an exclusive license to manufacture, distribute, market and sublicense, on a world-wide basis, a patented technology which is used to produce a back-up obstacle detection/collision warning system utilizing microwave radar technology. The Company is using this technology to produce the Guardian Alert Back-up System for use on motor vehicles and intends to sell the units for use in the after market for existing motor vehicles and also, negotiate agreements with Original Equipment Manufacturers to license the use of the product on factory produced motor vehicles.

         The Company was incorporated pursuant to the British Columbia Companies Act on May 25, 1988 as Graham Gold Mining Corporation. On October 27, 1997, the Company changed its name to Sense Technologies Inc. and on December 14, 2001, the Company was continued in the Yukon Territory, Canada.

         The Company's shares are publicly traded on the OTC-Bulletin Board under the symbol SNSG.

Note 2   Significant Accounting Policies
         -------------------------------

         The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in U.S. dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

         The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

         a)   Cash and Cash Equivalents
              -------------------------

              The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents and are recorded at cost.

         b)   Inventory
              ---------

              Inventory is stated at the lower of cost and net realizable value.

         c)   Promissory Note Receivable
              --------------------------

              The promissory note receivable is carried at cost when there is no impairment in value. The note receivable, which is due from shareholders of the Company and bears no specific terms as to its collection, is accounted for as an effective dividend or capital withdrawal.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2002 - Page 2

Note 2   Significant Accounting Policies (cont'd)
      ---------------------------------

         d)   Capital Assets and Amortization
              -------------------------------

              Capital assets are recorded at cost. Amortization is provided using the declining balance method at the following rates:

                     Computer equipment        30%
                     Computer software        100%
                     Furniture and fixtures    20%
                     Manufacturing equipment   30%

              Capital asset additions during the year are amortized at one-half rates.

         e)   License Fees
              ------------

              License fees are recorded at cost and amortized on a straight-line basis over five years. The balance of the license fees are reviewed on an annual basis to determine whether impairment in value has occurred and whether a write-down is required. Estimated recoverable amounts are calculated based upon projected future cash flows. Management would deem the device to have no commercial value once the License Agreement (Note 6) is in default or when the project is abandoned.

         f)   Patent Costs
              ------------

              Patents are recorded at cost and will be amortized over five years on a straight-line basis once patent applications are completed.

         g)   Foreign Currency Translation
              ----------------------------

              The functional currency of the Company is the United States dollar. Monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the fiscal year-end rate of exchange. Non-monetary assets and liabilities denominated in other currencies are translated at historic rates and revenues and expenses are translated at average exchange rates prevailing during the month of transaction.

         h)   Income Taxes
              ------------

              The Company uses the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2002 - Page 3

Note 2   Significant Accounting Policies - (cont'd)
         -------------------------------

         i)   Basic Loss Per Share
              --------------------

              The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the period. Shares held in escrow are excluded from the determination of basic loss per share when the escrow release is performance based.

         j)   Fair Market Value of Financial Instruments
              ------------------------------------------

              The carrying value of cash and cash equivalents, accounts receivable, accrued interest receivable, advance receivable, accounts payable and the current portion of the promissory notes payable approximate fair value because of the short maturity of those instruments. The carrying value of the promissory note receivable and promissory notes payable also approximate fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. During the year ended February 28, 2002, the Company's sales were entirely to one customer.

         k)   Revenue Recognition
              -------------------

              Revenue is recognized at the time of product delivery and transfer of title.

         l)   Reclassification
              ----------------

              Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current fiscal year.

         m)   Recent Accounting Pronouncements
              --------------------------------

              In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus regarding Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires any shipping and handling costs billed to customers in a sale transaction to be classified as revenue. The Company is in compliance with Issue 00-10 in the current fiscal year and in all prior years.

              In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 effective March 1, 2002, and does not expect it to have a material impact on the Company's results of operations, financial position or cash flows.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2002 - Page 4

Note 2   Significant Accounting Policies - (cont'd)
         -------------------------------

         m)   Recent Accounting Pronouncements - (cont'd)
              --------------------------------

              In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires the use of a non-amortization approach for goodwill and certain other intangible assets. Under the non-amortization approach, intangible assets will not be amortized into earnings, but instead be reviewed annually for impairment. The Company will adopt SFAS No. 142 effective March 1, 2002. As at February 28, 2002, the Company has license fees, net of accumulated amortization, of $135,011 and patent costs of $5,899, which would be subject to the transitional assessment provisions of SFAS No. 142.

              In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which supercedes SFAS No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. The Company will adopt SFAS No. 144 as of March 1, 2002 and does not expect it to have a material effect on the Company's results of operations or cash flows.

Note 3   Advance Receivable
         ------------------

         The advance in the amount of US$Nil (2001: US$25,000) is due from a group of shareholders of the Company, is unsecured and bears interest at 7% per annum. During the year ended February 28, 2002, this advance was repaid in full along with interest totalling $2,086.

Note 4   Promissory Note Receivable
         --------------------------

         The promissory note in the principal amount of $585,000 (2001:
         $585,000) is due from shareholders of the Company, is due on demand, secured by a pledge of shares of a company owned by shareholders of the Company and bears interest at 9% per annum. The Company does not expect to demand payment within the next fiscal year.

         As at February 28, 2002, included in accrued interest receivable is interest totalling $Nil (2001: $160,330) owing on this note.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2002 - Page 5

Note 5   Capital Assets
         --------------

                                              2002                      2001
                                   ------------------------------  -------------
                                              Accumulated
                                    Cost      Amortization     Net       Net
                                     ----     ------------     ---       ---
         Computer equipment       $  38,297   $  22,346   $  15,951   $  22,786
         Computer software          136,774     136,774        -         66,578
         Furniture and fixtures   $  16,202   $   3,629   $  12,573   $   4,466
         Manufacturing equipment     54,273       8,141      46,132        -
                                  ---------   ---------   ---------   ---------
                                  $ 245,546   $ 170,890   $  74,656   $  93,830
                                  =========   =========   =========   =========

Note 6   License Fees
         -------------

         Acquisition Consideration:                         2002        2001
                                                            ----        ----
         Issuance of 5,220,190 escrow shares - at $0.01   $  36,088   $  36,088
         Issuance of 66,628 common shares on conversion
          of promissory note payable                        416,365     416,365
                                                          ---------   ---------
                                                            452,453     452,453
         Less: accumulated amortization                    (317,442)   (226,934)
                                                          ---------   ---------
                                                          $ 135,011   $ 225,519
                                                          =========   =========

         By an Assignment Agreement dated April 30, 1992 and amendments thereto dated May 27, 1992, July 14, 1992, April 5, 1993, August 13, 1993,
         March 10, 1997, May 29, 1997 and February 25, 1999 the Company has been assigned the right, title, interest and obligations in a Licence Agreement dated January 16, 1992 to manufacture, market and distribute a microwave radar collision avoidance device for motor vehicles in consideration for the following:

         i) The payment of $416,365 for a licensing fee (issued a promissory note which was converted to 66,628 common shares at $6.25 per share);

         ii)    The issuance of 2,500,000 performance escrow shares (issued);

         iii) The issuance of 2,880,000 performance escrow shares (2,720,190 issued) in consideration for residual marketing rights not granted in the original agreement. These performance escrow shares will not be earned out until after the aforementioned 2,500,000 performance escrow shares have been earned out;

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2002 - Page 6

Note 6   License Fees - (cont'd)
         ------------

         iv) A minimum payment of $65,000 per year for 5 years commencing October 24, 1998 and a further minimum payment of $48,000 for the 6th year in a patent defence fund (total payments $373,000). In addition, the Company and the licensor agree to contribute equally to the patent defence fund in the amount of $1.00 per unit until the total in the patent defence funds equals $1,000,000. The payments of $65,000 due October 24, 1998, 1999,
                2000 and 2001 were not remitted and the licensor has agreed to waive the payments to the patent defence fund;

         v)     Various royalty payments to the licensors:

                a)  $6.50 per unit on the first one million units sold;

                b) Thereafter, the greater of $4.00 per unit sold or 6% of the wholesale selling price on units sold;

                c) 50% of any fees paid to the Company in consideration for tooling, redesign, technical or aesthetic development or, should the licensors receive a similar fee, the licensors will pay 50% to the Company.

                Should the Company obtain a royalty agreement with an original equipment manufacturer, whereby the manufacturer produces the product for its own equipment, the royalty shall be shared as to one-third to the Company and two-thirds to the licensors.

         vi) The Company must manufacture and sell a minimum number of units as follows:

                - 30,000 units by December 31, 2001 (8,602 units sold at February 28, 2002);

                -  a cumulative total of 60,000 units by December 31, 2002;

                -  a cumulative total of 110,000 units by December 31, 2003;

                -  a cumulative total of 210,000 units by December 31, 2004;

                - an additional 125,000 units by the end of each calendar year thereafter.

                In the event that the Company defaults on the minimum quantities of units to be manufactured and sold, it shall have a period of sixty days to cure same from the date of receipt of a written notice of the default is delivered by the Licensors. At the option of the Company, the Company may maintain the license in good standing by paying to the Licensors the royalty payment that would normally have been paid if the Company had met its minimum quantities of units to be manufactured and sold. In the event that the minimum quantities are not manufactured and sold or the royalties are not paid in lieu as agreed to therein, the Company will lose any exclusivity it holds. During the year ended February 28, 2002, the Company paid a minimum royalty of $128,388 in order to maintain its exclusivity;

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2002 - Page 7

Note 6   License Fees - (cont'd)
         ------------

         vii) Deliver to the licensors, at no cost to the licensors, a total of 200 units from the first production run (delivered);

         viii) Grant to the licensors the right to purchase units at cost plus 10% from any manufacturing facility controlled by the Company in order to address the markets excluded from the license.

Note 7   Convertible Promissory Notes Payable
         ------------------------------------

         Promissory notes payable are due to shareholders     2002       2001
                                                              ----       ----
         of the Company bearing interest at rates from
         9.5% to 10.5%, are unsecured and are due from
         August 8, 2002 to August 31, 2004. Each of
         the notes entitles the holder thereof up to
         the end of the term of the note to convert all
         or part of the principal portion of the note
         into common shares of the Company at a price
         of US$5.40 per share.                           $1,326,000  $1,500,000
         Current portion                                   (830,000)   (345,000)
                                                         ----------  ----------
                                                         $  496,000  $1,155,000
                                                         ==========  ==========

Note 8   Common Stock
         ------------

         a)   Authorized:
              ----------

              99,250,000 common shares without par value

         b)   Escrow:
              ------

              At February 28, 2002, there are 5,970,190 performance shares held in escrow by the Company's transfer agent.

              Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these share is subject to the direction or determination of the relevant regulatory authorities.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2002 - Page 8

Note 8   Share Capital - (cont'd)
         -------------

         c)   Commitments: - (cont'd)
              -----------

              Stock-based Compensation Plan - (cont'd)
              The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company's stock on the date of the grant.

                                                      February 28, 2002             February 28, 2001
                                                   ----------------------        ----------------------
                                                                Weighted                      Weighted
                                                                 Average                       Average
                                                                Exercise                      Exercise
                                                   Shares          Price         Shares          Price
                                                   ------          -----         ------          -----
              Outstanding, beginning of year       960,000         $6.62       110,000           $5.66
              Granted                            1,570,000         $1.35       855,000           $6.93
              Cancelled                           (945,000)        $6.62          -                -
              Exercised                           (200,000)        $1.03        (5,000)          $0.75
                                                 ---------         -----       -------           -----
              Outstanding and exercisable at
               end of year                       1,385,000         $1.39       960,000           $6.62
                                                 =========         =====       =======           =====

              At February 28, 2002, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

                                                 Exercise        Expiry
                        Number                    Price           Date
                        ------                    -----           ----
                        15,000                   $ 0.70         October 27, 2002
                        10,000                   $ 1.03            June 22, 2003
                        40,000                   $ 1.03            June 25, 2004
                        40,000                   $ 1.03         October 31, 2004
                        25,000                   $ 1.03             June 8, 2005
                       830,000                   $ 1.03           August 4, 2005
                        25,000                   $ 1.03           March 22, 2006
                       400,000                   $ 2.30        December 18, 2006
                     ---------
                     1,385,000
                     =========

              The Company accounts for its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2002 - Page 9


Note 8   Share Capital - (cont'd)
         -------------

         c)   Commitments: - (cont'd)
              -----------

              Stock-based Compensation Plan - (cont'd)
              SFAS No. 123, "Accounting for Stock-based Compensation," requires the disclosure of pro-forma net loss and net loss per share by determining the fair value of the options awarded using the Black-Scholes option pricing model. Had compensation expense for the Company's shares option plan been determined based on the Black-Scholes value at the date granted or on the date that share purchase options were repriced, pro-forma loss and loss per share would have been as follows:

                                              2002         2001         2000
                                              ----         ----         ----
              Net loss                  $(1,762,572)  $(1,427,579)  $  (871,653)
              Pro-forma adjustment for
                SFAS 123                 (1,525,150)   (5,001,805)     (242,687)

              Pro-forma net loss        $(3,287,722)  $(6,429,384)  $(1,114,340)
                                        ===========   ===========   ===========

              Pro-forma net loss
                per share               $     (0.55)  $     (1.11)  $     (0.22)
                                        ===========   ===========   ===========

              The fair value for these options was estimated at the date of the grant using the following weighted average assumption:

                                              2002         2001         2000
                                              ----         ----         ----
              Volatility factor of
                expected market price
                of company's shares            152%         118%          53%
              Dividend yield                     0%           0%           0%
              Weighted average expected
                life of stock options          4.59 yrs      5 yrs        5 yrs
              Risk-free interest rate            3%          6.5%         5.5%

              The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected share price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect fair value estimates.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2002 - Page 10

Note 9   Related Party Transactions
         --------------------------

         The Company incurred the following items with directors, shareholders and companies with common directors and shareholders:

                                              2002         2001         2000
                                              ----         ----         ----
         Sales                          $   (72,411)  $   (44,547)  $  (321,571)
         Royalty expense                $   129,379    $    3,710   $    25,998
         Interest income                $   (54,736)   $  (52,650)  $   (52,650)
         Product engineering costs      $     -       $      -      $    32,635
         Consulting fees                $     -       $    12,000   $      -
         Interest expense               $     -       $      -      $     3,970
         Management fees                $     -       $   240,000   $    69,000

         The above noted items were measured by the exchange amount which is the amount agreed upon by transacting parties and are on terms and conditions similar to non-related entities.

         As at February 28, 2002, included in accounts receivable is $Nil (2001:
         $107,436) due from a company with a common shareholder.

         As at February 28, 2002, included in accounts payable is $Nil (2001:
         $240,000) owing to directors of the Company in respect of management fees and $Nil (2001: $25,119) owing to shareholders in respect of royalties payable.

Note 10  Corporation Income Tax Loss Carry-Forwards
         ------------------------------------------

         There has been no provision for Canadian or U.S. income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
           Net operating loss carryforwards                         $ 2,160,000
           Valuation allowance for deferred tax assets               (2,160,000)
                                                                    -----------
         Net deferred tax assets                                    $      -
                                                                    ===========

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2002 - Page 11

Note 10  Corporation Income Tax Loss Carry-Forwards - (cont'd)
         ------------------------------------------

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of February 28, 2002, the Company had net operating loss carryforwards of approximately $4,800,000 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, begin to expire in 2003.

Note 11  Commitments
         -----------

         i) In accordance with the terms of a development and consulting agreement dated May 2, 1997, the Company has agreed to pay a royalty of $0.50 for each unit sold of the backup radar collision avoidance device up to a maximum of 200,000 units. As at February 28, 2002, the Company has paid royalties on a total of 30,000 units.

         ii) The Company has lease commitments for its office premises in Omaha, Nebraska over the next three years as follows:

                     2003                        $ 22,885
                     2004                          23,347
                     2005                          11,675
                                                 --------
                                                 $ 57,907
                                                 ========

Note 12  Supplemental Cash Flow Disclosures
         ----------------------------------

         Non-cash Transactions:
         Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements.

         During the year ended February 28, 2002, the Company issued 59,406 common shares at $4.04 per share for a total of $240,000 pursuant to agreements to issue shares for accrued liabilities.

         During the year ended February 28, 2001, the following transactions were excluded from the cash flow statements:

         i) the Company issued 314,560 common shares pursuant to the exercise of options at $0.77 per share for a total of $241,157 for which the funds had been received by the Company in a previous fiscal year.

         ii) the Company issued a total of 1,028,129 performance escrow shares valued at $6,935 in respect of the terms of agreements to acquire the rights to the backup radar collision avoidance device and the residual marketing rights it had not previously acquired.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2002 - Page 12

Note 12  Supplemental Cash Flow Disclosures - (cont'd)
         ----------------------------------

         During the year ended February 29, 2000, the following transactions were excluded from cash flows:

         i) The Company issued 66,628 common shares pursuant to a conversion of a promissory note payable of $416,365.

         ii) The Company issued a total of 1,804,561 performance escrow shares valued at $12,439 in respect of the terms of agreements to acquire the rights to the backup radar collision avoidance device and the residual marketing rights it had not previously acquired.

         Supplemental Cash Flow Information:
                                              2002         2001         2000
                                              ----         ----         ----
         Cash paid during year for:
          Interest                      $    77,397   $    39,864   $      -
          Taxes                         $      -      $      -      $      -

Note 13  Segmented Information
         ---------------------

         The Company operates within one business segment, the manufacture of a back-up radar collision device for motor vehicles. Revenues from S&S Distributing LLC represent 100% of the Company's revenues for 2001, 2000 and 1999. The Company's geographic segments are as follows:

                             2002                2001               2000
                                  United              United              United
                       Canada     States   Canada     States   Canada     States
                       ------     ------   ------     ------   ------     ------

         Sales          $  -     $ 72,411   $  -     $ 44,547   $  -   $321,571
         Capital assets $  -     $ 74,656   $  -     $ 93,830   $  -   $ 39,943

Note 14  Subsequent Event
         ----------------

         Subsequent to February 28, 2002, the Company voluntarily rescinded 765,000 common shares which had been issued during the year ended February 28, 2002 at $1.03 per share pursuant to a private placement. The Company intends to reissue these shares at the same price subject to obtaining shareholder approval. During the time of the rescission, the Company has issued a convertible promissory note to each participant in the private placement offering in the amount of the principal invested with interest at the rate of 8% per annum simple interest. Upon receipt of shareholder approval at the Company's 2002 Annual Meeting, the convertible notes will be converted into the same number of shares of common stock originally purchased by each participant in the offering.