Form 10QSB
period 2002-05-31
SENSE TECHNOLOGIES INC
filed 2002-07-15
CIK 1077638

United States Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended May 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from _________ to __________________

                      Commission File Number: 000-29990
                                             ------------

                            SENSE TECHNOLOGIES INC.
                (Name of Small Business Issuer in its charter)

          Yukon Territory                               90010141
          ----------------                              --------
  (state or other jurisdiction of              (I.R.S. Employer I.D. No.)
   incorporation or organization)

           800 Clanton Road, Suite U, Charlotte, North Carolina 28217
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                (704) 522-7999
                                ---------------
                           Issuer's telephone number

         _________________________________________________________________
     Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES [  ]  NO [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 15, 2002, the registrant's outstanding common stock consisted of 12,993,908 shares.

Transitional Small Business Disclosure Format (Check one):  YES [ ]  NO [X]

                          SENSE TECHNOLOGIES INC.

                            INDEX TO FORM 10QSB


PART I - FINANCIAL INFORMATION

      Item 1.     Financial Statements

      Item 2.     Management Discussion and Analysis
                  or Plan of Operation

PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings

      Item 2.     Changes in Securities

      Item 3.     Defaults Upon Senior Securities

      Item 4.     Submission of Matters to a Vote
                  of Securities Holders

      Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements















                          SENSE TECHNOLOGIES INC.
                       INTERIM FINANCIAL STATEMENTS
                               May 31, 2002

                          (Stated in US Dollars)
                           --------------------

                          SENSE TECHNOLOGIES INC.
                          INTERIM BALANCE SHEETS
                     May 31, 2002 and February 28, 2002
                          (Stated in US Dollars)
                           --------------------


                                                        (Unaudited)   (Audited)
                                                          May 31,   February 28,
                                  ASSETS                   2002         2002
                                  ------                   ----         ----
Current
   Cash and cash equivalents                          $    12,235   $   268,339
   Accounts receivable                                      2,273         1,695
   Inventory                                            1,125,727     1,105,494
   Prepaids                                                27,439        22,276
                                                      -----------   -----------
                                                        1,167,674     1,397,804
Capital assets                                             69,372        74,656
Licence fees                                              135,011       135,011
Patent costs                                                5,899         5,899
                                                      -----------   -----------
                                                      $ 1,377,956   $ 1,613,370
                                                      ===========   ===========

                                 LIABILITIES

Current
   Accounts payable                                   $   306,299   $   190,919
   Current portion of convertible promissory
     notes payable
   - Note 3                                               830,000       830,000
                                                      -----------   -----------
                                                        1,136,299     1,020,919
Convertible promissory notes payable - Note 3             496,000       496,000
                                                      -----------   -----------
                                                        1,632,299     1,516,919
                                                      -----------   -----------

                       STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock - Note 2                                   7,497,128     7,486,628
Common stock subscribed                                    51,500          -
Promissory note receivable                               (585,000)     (585,000)
Contributed surplus                                         5,279         5,279
Deficit                                                (7,223,250)   (6,810,456)
                                                      -----------   -----------
                                                         (254,343)       96,451
                                                      -----------   -----------
                                                      $ 1,377,956   $ 1,613,370
                                                      ===========   ===========

                          SEE ACCOMPANYING NOTES

                          SENSE TECHNOLOGIES INC.
                         INTERIM STATEMENT OF LOSS
                  for the three months ended May 31, 2002
                           (Stated in US Dollars)
                            --------------------


                                                                May 31,
                                                           2002         2002
                                                           ----         ----

Sales                                                 $      -      $   165,234
Direct costs                                                 -           96,269
                                                      -----------   -----------
Gross margin                                                 -           68,965
                                                      -----------   -----------
Expenses
   Advertising and marketing                               56,079        35,019
   Amortization                                             5,284        20,825
   Automobile                                                -            3,883
   Consulting fees                                         18,346        42,599
   Filing fees                                             12,000            32
   Insurance                                               18,844        10,017
   Interest and bank charges                                1,028           319
   Interest on convertible promissory notes                34,605        39,050
   Legal and accounting                                   129,658         5,803
   Office and miscellaneous                                 4,133        10,339
   Rent                                                     6,625        10,409
   Shareholder information and printing                        57           540
   Telephone and internet                                   3,703         2,081
   Transfer agent fees                                        838           390
   Travel                                                  20,250        38,543
   Wages and benefits                                     101,003        49,789
                                                      -----------   -----------
                                                          412,453       269,638
                                                      -----------   -----------
Loss before other items                                  (412,453)     (200,673)
Other items:
   Interest income                                           -           18,326
   Amortization of license fees                              -          (22,627)
   Foreign exchange gain (loss)                              (341)       10,525
                                                      -----------   -----------
Net loss for the period                               $  (412,794)  $  (194,449)
                                                      ===========   ===========
Basic and diluted loss per share                      $     (0.03)  $    (0.02)
                                                      ===========   ===========

                          SEE ACCOMPANYING NOTES

                          SENSE TECHNOLOGIES INC.
                      INTERIM STATEMENTS OF DEFICIT
                 for the three months ended May 31, 2002
                          (Stated in US Dollars)
                           --------------------


                                                                May 31,
                                                           2002         2002
                                                           ----         ----

Deficit, beginning of period                          $(6,810,456)  $(5,179,564)

Net loss for the period                                  (412,794)     (194,449)
                                                      -----------   -----------
Deficit, end of period                                $(7,223,250)  $(5,374,013)
                                                      ===========   ===========




                          SEE ACCOMPANYING NOTES

                          SENSE TECHNOLOGIES INC.
                      INTERIM STATEMENT OF CASH FLOWS
                  for the three months ended May 31, 2002
                         (Stated in US Dollars)
                          --------------------


                                                                May 31,
                                                           2002         2002
                                                           ----         ----

Operating Activities
   Net loss for the period                            $  (412,794)  $  (194,449)
   Add items not involving cash:
     Amortization                                           5,284        20,825
     Common shares issued for advertising services         10,500          -
     Amortization of license fees                            -           22,627
                                                      -----------   -----------
                                                         (397,010)     (150,997)
Changes in non-cash working capital balances
  related to operations:
   Accounts receivable                                       (578)     (193,599)
   Inventory                                              (20,233)      109,855
   Prepaids                                                (5,163)        8,366
   Accounts payable                                       115,380         4,127
                                                      -----------   -----------
Net cash used in operations                              (307,604)     (222,248)
                                                      -----------   -----------

Financing Activity
   Common shares subscribed                                51,500          -
                                                      -----------   -----------
Net cash used in financing activity                        51,500          -
                                                      -----------   -----------

Investing Activity
   Acquisition of capital assets                             -          (63,299)
                                                      -----------   -----------
Net cash provided by in investing activity                   -          (63,299)
                                                      -----------   -----------
Decrease in cash during the period                       (256,104)     (285,547)

Cash, and cash equivalents, beginning of period           268,339       523,481
                                                      -----------   -----------
Cash, and cash equivalents, end of period             $    12,235   $   237,934
                                                      ===========   ===========

                          SEE ACCOMPANYING NOTES

                          SENSE TECHNOLOGIES INC.
         INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
  for the year ended February 28, 2002 and the three months ended May 31, 2002
                          (Stated in U.S. Dollars)
                           ----------------------

                                                        Common Stock                         Promissory
                                            --------------------------------
                                                Issued                       Contributed        Note       Accumulated
                                                Shares           Amount        Surplus        Receivable     Deficit        Total
                                                ------           ------        -------        ----------     -------        -----
Balance, February 28, 2001                  11,859,502        $ 6,149,678   $    5,279   $  (585,000)   $(5,179,564)   $   390,393
Issue of shares pursuant to agreement
  to settle debt - at $4.04                     59,406            240,000         -             -              -           240,000
Issue of shares pursuant to the exercise
  of options - at $1.03                        200,000            206,000         -             -              -           206,000
Issue of shares pursuant to a private
  placement - at $1.03                         865,000            890,950         -             -              -           890,950
Net loss for the year ended February
  28, 2002                                        -                  -            -             -        (1,630,892)    (1,630,892)
                                            ----------        -----------   ----------   -----------    -----------    -----------
Balance, February 28, 2002                  12,983,908          7,486,628        5,279      (585,000)    (6,810,456)        96,451
Issue of shares in consideration for
  advertising Services - at $1.05               10,000             10,500         -             -              -            10,500
Common shares subscribed                          -                  -            -             -              -            51,500
Net loss for the three months ended
  May 31, 2002                                    -                  -            -             -          (412,794)      (412,794)
                                            ----------        -----------   ----------   -----------    -----------    -----------
Balance, May 31, 2002                       12,993,908        $ 7,497,128   $    5,279   $  (585,000)   $(7,223,250)   $  (254,343)
                                            ==========        ===========   ==========   ===========    ===========    ===========

                          SEE ACCOMPANYING NOTES

                          SENSE TECHNOLOGIES INC.
                NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               May 31, 2001
                          (Stated in US Dollars)
                           --------------------


Note 1   Interim Reporting
         -----------------

         While the information presented in the accompanying three months to May 31, 2002 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

         Operating results for the quarter ended May 31, 2002 are not necessarily indicative of the results that can be expected for the year ending February 28, 2003.

         During the year ended February 28, 2002, the Company voluntarily changed from Canadian Generally Accepted Accounting Principles ("GAAP") to United States GAAP and changed its reporting currency from Canadian dollars to United States dollars. The comparative period for the three months ended May 31, 2001 has been restated in United States GAAP and United States dollars.

Note 2   Share Capital
         --------------

         a)   Authorized:
              99,250,000 common shares without par value

         b)   Escrow:
              At May 31, 2002, there are 5,970,190 shares held in escrow by the Company's transfer agent. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

         c)   Commitments:
              Stock-based Compensation Plan
              The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company's stock on the date of the grant.

                          SENSE TECHNOLOGIES INC.
                NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               May 31, 2001
                          (Stated in US Dollars)
                           --------------------



Note 2   Share Capital - (cont'd)
         -------------

         d)   Commitments: - (cont'd)
              Stock-based Compensation Plan - (cont'd)

                                                              May 31, 2002
                                                        ------------------------
                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                          Shares        Price
                                                          ------        -----
              Outstanding and exercisable at beginning
               and end of period                         1,385,000      $1.39
                                                         =========      =====

              At May 31, 2002, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

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
                 ---------
                 1,385,000
                 =========

Note 3   Convertible Promissory Notes Payable
         ------------------------------------

         As at May 31, 2002, the Company has issued a total of $1,326,000 of convertible promissory notes. Of these notes, $830,000 bear interest at 10.5% per annum, are due on various dates up to August 10, 2002 and the note-holder may elect at any time to convert all or a portion of the principal amount of the convertible promissory note to the Company's common stock at the rate of one share for every $5.40 of total principal; $496,000 bear interest at 10% per annum, are due on August 31, 2004 and the note-holder may elect at any time to convert all or a portion of the principal amount of the convertible promissory note to the Company's common stock at the rate of one share for every $2.50 of total principal.

Item 2 - Management Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the periods ended May 31, 2002 and 2001.

Overview of Operations

Sense holds an exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert Doppler Awareness System for motor vehicles utilizing microwave radar technology. The Company has begun manufacturing the product in Charlotte, NC by an out-sourced vendor with extensive experience producing products for auto dealerships and original equipment manufacturers ("OEM"). The Company has recently moved its headquarters from Omaha, NE to Charlotte, NC, where it will be developing a sales and marketing effort directed at auto dealerships, OEMs and fleet vehicle owners. The Company has established a relationship with Hendrick Automotive Group ("HAG") one of the largest auto dealership groups in the United States. HAG has agreed to offer the product at all of its 60 dealerships nationwide. During 2001, HAG sold approximately 85,000 cars and trucks. Management is in the process of developing additional relationships with other dealership groups and automotive parts distributors.

Results of Operations

For the period ended May 31, 2002 as compared to May 31, 2001.

Revenue and direct costs for the period ended May 31, 2002 were nil compared to $165,234 and $96,269, respectively in the period ended May 31, 2001. This decrease is due to a complete restructuring of the Company's business strategy, in which operations were moved to Charlotte, N.C. with management focused on successfully developing out-sourced manufacturing capability and a new marketing strategy for the Company's product.

General and administrative expenses were $412,453 for the period ended May 31, 2002 as compared to $269,638 for the period ended May 31, 2001. The increase is attributable predominantly to an increase in legal, marketing, and wages and benefits. Legal costs increased due to the expense associated with appealing the Nasdaq's decision to delist the Company. Marketing and Wages and Benefits increased as a result of developing a new marketing strategy and adding key personnel to the payroll in anticipation of increasing production.

Liquidity and Capital Resources

At May 31, 2002, the Company had cash and cash equivalents on hand of $12,235 compared with $268,339 at May 31, 2001. During the period ended May 31, 2002, the Company funded operations using cash raised through the issuance of common shares during the prior fiscal year. Additionally, for the remainder of this fiscal year, the company has received a commitment from investors for a financing of $4,000,000 contingent on the Company re-listing its common stock on the Nasdaq Small Cap Market and upon the election of representatives of the investors to the Board of Directors.

At May 31, 2002, the Company had working capital of $31,375 compared to $376,885 at May 31, 2001. The change of working capital is largely the result of a decrease in cash as the Company used cash to fund operating losses while initiating its new business plan and an increase in accounts payable due to legal expenses mentioned above.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest bearing- securities.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 -Change in Securities

On May 7, 2002, the Company issued 10,000 common shares to Publicis Dialog at a deemed price of US$1.05 per share for the settlement of outstanding debt. The shares were issued in reliance on the exemption from registration under Rule 506 of Regulation D, promulgated under the U.S. Securities Act of 1933 (the "Act"). The price per share was determined by management based on the market price of the Company's securities at the time the Company entered into the debt settlement agreement. The shares were issued as restricted pursuant to Rule 144 under the Act.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)  No Exhibits accompany this report

(b)  No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 15, 2002                 SENSE TECHNOLOGIES INC.
    ---------------
                                          (Registrant)


                                    By:   /s/ James H. Cotter
                                        ------------------------------
                                        James H. Cotter, President