Form 10QSB
period 2002-08-31
SENSE TECHNOLOGIES INC
filed 2002-10-15
CIK 1077638

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _____________ to __________________

Commission File Number: 000-29990

SENSE TECHNOLOGIES INC.
(Name of Small Business Issuer in its charter)

Yukon Territory	90010141
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

800 Clanton Road, Suite U, Charlotte, North Carolina  28217
(Address of principal executive offices)

     (704) 522-7999
Issuer’s telephone number

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 31, 2002, the registrant’s outstanding common stock consisted of 12,993,908 shares.

Transitional Small Business Disclosure Format (Check one): YES [   ] NO [X]

SENSE TECHNOLOGIES INC.

INDEX TO FORM 10QSB

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management Discussion and Analysis
or Plan of Operation

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote
of Securities Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

August 31, 2002

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEET
August 31, 2002 and February 28, 2002
(Stated in US Dollars)

	(Unaudited)	(Audited)
	August 31,	February 28,
	2002	2002

ASSETS
Current
Cash and cash equivalents	$50,343	$268,339
Accounts receivable	34,226	1,695
Inventory	1,198,026	1,105,494
Prepaids	45,342	22,276

	1,327,937	1,397,804
Capital assets	72,993	74,656
Licence fees	135,011	135,011
Patent costs	5,899	5,899

	$1,541,840	$1,613,370

LIABILITIES
Current
Accounts payable – Note 4	$366,370	$190,919
Current portion of convertible promissory notes payable
– Notes 3 and 4	1,776,000	830,000

	2,142,370	1,020,919
Convertible promissory notes payable	-	496,000

	2,142,370	1,516,919

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock – Note 2	7,497,128	7,486,628
Common stock subscribed	51,500	-
Promissory note receivable	(585,000)	(585,000)
Contributed surplus	5,279	5,279
Deficit	(7,569,437)	(6,810,456)

	(600,530)	96,451

	$1,541,840	$1,613,370

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENT OF LOSS
for the six months ended August 31, 2002
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2002	2001	2002	2001

Sales	$53,211	$-	$53,211	$165,234
Direct costs	36,821	171,458	36,821	267,727

Gross margin (loss)	16,390	(171,458)	16,390	(102,493)

Expenses
Advertising and marketing – Note 4	37,046	32,244	93,125	67,263
Amortization	5,285	20,875	10,569	41,700
Automobile	-	5,093	-	8,976
Consulting fees	37,283	32,218	55,629	74,817
Filing fees	-	775	12,000	807
Insurance	3,537	8,792	22,381	18,809
Interest and bank charges	441	100	1,469	419
Interest on convertible promissory
notes	43,490	39,190	78,095	78,240
Legal and accounting – Note 4	57,266	23,396	186,924	29,199
Office and miscellaneous	17,246	2,868	21,379	13,207
Rent	14,095	12,020	20,720	22,429
Shareholder information and
printing	10,105	1,959	10,162	2,499
Telephone and internet	6,638	4,014	10,341	6,095
Transfer agent fees	10,120	1,625	10,958	2,015
Travel	39,181	27,259	59,431	65,802
Wages and benefits – Note 4	82,551	81,927	183,554	131,716

	364,284	294,355	776,737	563,993

Loss before other items	(347,894)	(465,813)	(760,347)	(666,486)
Other items:
Other income	1,714	14,393	1,714	32,719
Amortization of license fees	-	(22,627)	-	(45,254)
Foreign exchange	(7)	5,282	(348)	15,807

Net loss for the period	$(346,187)	$(468,765)	$(758,981)	$(663,214)

Loss per share	$(0.05)	$(0.08)	$(0.11)	$(0.11)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERM STATEMENT OF DEFICIT
for the six months ended August 31, 2002
(Stated in US Dollars)
(Unaudited)

	2002	2001

Deficit, beginning of period	$(6,810,456)	$(5,179,564)

Net loss for the period	(758,981)	(663,214)

Deficit, end of period	$(7,569,437)	$(5,842,778)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENT OF CASH FLOWS
for the six months ended August 31, 2002
(Stated in US Dollars)
(Unaudited)

	2002	2001

Operating Activities
Net loss for the period	$(758,981)	$(663,214)
Add items not involving cash:
Common shares issued for
advertising services	10,500	-
Convertible promissory note payable
issued for legal services	100,000	-
Amortization	10,569	41,700
Amortization of license fees	-	45,254

	(637,912)	(576,260)
Changes in non-cash working capital
items related to operations :
Accounts receivable	(32,531)	9,104
Inventory	(92,532)	106,986
Prepaids	(23,066)	11,985
Accounts payable	175,451	21,977

Cash used in operations	(610,590)	(426,208)

Financing Activities
Common shares subscribed	51,500	-
Proceeds from convertible
promissory notes payable	350,000	-

Cash provided by financing activities	401,500	-

Investing Activities
Patent costs	-	(2,753)
Acquisition of capital assets	(8,906)	(64,305)

Cash used in investing activities	(8,906)	(67,058)

Increase (decrease) in cash during the
period	(217,996)	(493,266)
Cash, and cash equivalents, beginning
of period	268,339	523,481

Cash, and cash equivalents, end of
period	$50,343	$30,215

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the year ended February 28, 2002 and the six months ended August 31, 2002
(Stated in U.S. Dollars)

	Common Stock
				Promissory
	Issued		Contributed	Note	Accumulated
	Shares	Amount	Surplus	Receivable	Deficit	Total

Balance, February 28, 2001	11,859,502	6,149,678	5,279	(585,000)	(5,179,564)	390,393

Issue of shares pursuant to agreement to settle debt – at $4.04	59,406	240,000	-	-	-	240,000
Issue of shares pursuant to the exercise of options – at $1.03	200,000	206,000	-	-	-	206,000
Issue of shares pursuant to a private placement – at $1.03	865,000	890,950	-	-	-	890,950
Net loss for the year ended February 28, 2002	-	-	-	-	(1,630,892)	(1,630,892)

Balance, February 28, 2002	12,983,908	7,486,628	5,279	(585,000)	(6,810,456)	96,451
Issue of shares in consideration for advertising services – at $1.05	10,000	10,500	-	-	-	10,500
Common shares subscribed	-	-	-	-	-	51,500
Net loss for the six months ended August 31, 2002	-	-	-	-	(758,981)	(758,981)

Balance, August 31, 2002	12,993,908	$7,497,128	$5,279	$(585,000)	$(7,569,437)	$(600,530)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERM FINANCIAL STATEMENTS
August 31, 2002
(Stated in US Dollars)
(Unaudited)

Note 1         Interim Reporting

The accompanying unaudited financial statements have bee prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information (and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B). Accordingly, they do not include all the information and footnotes necessary for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the Company’s annual financial statements for the year ended February 28, 2002 (included with Form 10-KSB). The results for the interim period are not necessarily indicative of the results to be expected for the full year.

During the year ended February 28, 2002, the Company voluntarily changed from Canadian Generally Accepted Accounting Principles (“GAAP”) to United States GAAP and changed its reporting currency from Canadian dollars to United States dollars. The comparative period for the six months ended August 31, 2001 has been restated in United States GAAP and United States dollars.

Note 2         Share Capital

a)	Authorized:

99,250,000 common shares without par value

b)	Escrow:

At August 31, 2002, there are 5,970,190 shares he ld in escrow by the Company’stransfer agent. The release of these shares is subject to the direction ordetermination of the relevant regulatory authorities.

c)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options.These options were granted with an exercise price equal to the market price of theCompany’s stock on the date of the grant.

Note 2         Share Capital – (cont’d)

d)	Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)
	August 31, 2002

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding and exercisable at beginning of period	1,385,000	1.39
Granted	450,000	3.28
Less: Common share purchase options not vested	(350,000)	3.38
Cancelled	(290,000)	1.02

Outstanding and exercisable at end of period	1,195,000	$1.15

At August 31, 2002, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise	Expiry
Number	Price	Date

10,000	$1.03	June 22, 2003
15,000	$1.03	June 25, 2004
40,000	$1.03	October 31, 2004
25,000	$1.03	June 8, 2005
580,000	$1.03	August 4, 2005
25,000	$1.03	March 22, 2006
400,000	$2.30	December 18, 2006
75,000	$2.50	June 5, 2007
25,000	$2.50	5 years from various vesting dates

1,195,000

Note 3         Convertible Promissory Notes Payable

As at August 31, 2002, the Company has issued a total of $1,776,000 of convertible promissory notes. These notes bear interest at 10% per annum, are due on various dates up to August 10, 2003 and $450,000 of these notes are secured by a charge over the Company’s inventory. Of these notes, $770,000 are convertible into common shares of the Company at the rate of one common share for each $1 of promissory note principal, $496,000 are convertible into common shares of the Company for each $2.50 of principal and a $510,000 are convertible at the rate of one common share for $5.40 of promissory note principal.

Note 4         Related Party Transactions

The Company incurred the following charges with a director of the Company, a company having a common director and an accounting firm of which a director is a partner:

	Three months ended		Six months ended
	August 31,		August 31,
	2002	2001	2002	2001

Advertising and marketing	$35,441	$-	$35,441	$-
Consulting	36,808	-	43,154	-
Legal and accounting	2,000	4,094	2,000	6,419
Royalties	-	-	-	7,348
Wages and benefits	37,500	-	75,000	-

	$111,749	$4,094	$155,595	$13,767

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties and are on terms and conditions similar to non-related entities.

Included in accounts payable are amounts totalling $1,173 due to an accounting firm of which a director is partner and $31,134 due to a company having a common director. These amounts are unsecured with no specific terms of interest or payment.

Included in convertible promissory notes payable is a convertible promissory note due to a director in the amount of $50,000.

Note 5         Commitments

At August 31:

i)	the Company has entered into a lease for its premises in Charlotte, North Carolinarequiring the following minimum payments:

Fiscal year ended
February 28:

2003	$12,684
2004	25,368
2005	25,368
2006	8,456

$71,876

ii)	the Company has agreed to issue 10,000 common shares to a creditor to settle a debt.

Note 6         Non-cash Transactions

Investing and financing activities that do not have an impact on cash flows are excluded form the statement of cash flows.

During the six months ended August 31, 2002:

i)	the Company issued 10,000 common shares at $1.05 per common share inexchange for advertising services rendered.

ii)	the Company issued a convertible promissory note payable in the amount of$100,000 in exchange for legal services rendered.

Item 2 – Management Discussion and Analys is or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the periods ended August 31, 2002 and 2001.

Overview of Operations

Sense holds an exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert™ backing awareness system for motor vehicles utilizing microwave radar technology. The Company has manufactures the product in Charlotte, NC by an outsourced vendor with extensive experience producing products for auto dealerships and OEMs. The Company has recently moved its headquarters from Omaha, NE to Charlotte, NC; where it will be developing a sales and marketing effort directed at auto dealerships, OEMs and fleet vehicle owners. The Company has established distribution relationships with several large auto dealership groups and a distributor of aftermarket safety, security and finance products. Management plans to seek additional relationships with other dealership groups and distributors in the future.

Results of Operations

For the period ended August 31, 2002 as compared to the period ended August 31, 2001.

Revenue for the period ended August 31, 2002 was $53,211, as compared to no revenue in the period ended August 31, 2001. This increase is due to the early success of the company’s new business plan. Completed Guardian Alert Doppler Awareness System Trailer Hitch Mounted units first became available in late July and substantially all of the unit sales occurred in the month of August.

Direct costs of $36,821 for the period ended August 31, 2002 represent a 78.5% decrease over direct costs of $171,458 for the year period August 31, 2001. The primary component of the current period’s direct cost is the time and materials to produce units sold during the period.

General and administrative expenses were $364,284 for the period ended August 31, 2002 as compared to $294,355 for the period ended August 31, 2001, an increase of approximately 23.8%. Legal and accounting expenses during the period ended August 31, 2002 amounted to $57,266 representing a significant increase from $23,396 during the prior period. This increase was a result of the company’s appeal of the Nasdaq’s decision to delist the Company’s common stock.

Net loss for the period decreased from $0.08 per share to $0.05 per share attributable to the company’s positive gross margin of $16,390 compared to a loss of $171,458 in the prior period.

Liquidity and Capital Resources

At August 31, 2002, the company had cash and cash equivalents on hand of $50,343 compared with $268,339 at August 31, 2001. During the period ended August 31, 2002, the company funded operations by raising $450,000 through the issuance of convertible notes secured by inventory.

At August 31, 2002, the company had working capital, excluding cash and convertible promissory notes payable, of $911,294 compared to $938,546 a decrease of $27,252 at August 31, 2001.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest bearing- securities.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Change in Securities

None.

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

Date:	October 15, 2002		SENSE TECHNOLOGIES INC.
(Registrant)

		By:	/s/ James H. Cotter

James H. Cotter, President