Form 10QSB
period 2002-11-30
SENSE TECHNOLOGIES INC
filed 2003-01-15
CIK 1077638

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

As of November 30, 2002, the registrant’s outstanding common stock consisted of 12,993,908 shares.

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

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

November 30, 2002

(Stated in US Dollars)

(Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEET
November 30, 2002 and February 28, 2002
(Stated in US Dollars)

	(Unaudited)	(Audited)
	November 30,	February 28,
	2002	2002
ASSETS
Current
Cash and cash equivalents	$10,890	$268,339
Accounts receivable	10,574	1,695
Inventory	1,287,018	1,105,494
Prepaids	35,592	22,276

	1,344,074	1,397,804
Capital assets	67,486	74,656
Licence fees	135,011	135,011
Patent costs	5,899	5,899

	$1,552,470	$1,613,370

LIABILITIES
Current
Accounts payable	$501,531	$190,919

Current portion of convertible promissory notes payable	1,798,000	830,000

	2,299,531	1,020,919
Convertible promissory notes payable	-	496,000

	2,299,531	1,516,919

SHAREHOLDERS' EQUITY (DEFICIENCY)
Common stock	7,497,128	7,486,628
Common stock subscribed	51,500	-
Contributed surplus	5,279	5,279
Promissory note receivable	(585,000)	(585,000)
Deficit	(7,715,968)	(6,810,456)

	(747,061)	96,451

	$1,552,470	$1,613,370

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENT OF LOSS
for the three and nine months ended November 30, 2002
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2002	2001	2002	2001

Sales	$137,457	$-	$190,668	$181,221

Direct costs	95,597	32,819	132,418	345,137
Royalties	7,716	-	7,716	4,765

	103,313	32,819	140,134	349,902

Gross margin (loss)	34,144	(32,819)	50,534	(168,681)

Administrative Expenses
Advertising and marketing	4,207	12,197	97,332	79,422
Automobile	-	5,809	-	14,770
Consulting fees	425	52,095	56,054	126,913
Depreciation	5,508	19,290	16,077	60,958
Filing fees	-	3,100	12,000	3,902
Insurance	12,498	6,024	34,879	24,825
Interest and bank charges	1,315	116	2,784	535
Interest on long term debt	44,859	43,989	122,954	122,165
Legal and accounting	31,636	27,474	218,560	56,545
Office and miscellaneous	3,915	2,774	25,294	16,014
Rent	11,561	14,934	32,281	37,335
Shareholder information and
printing	3,175	5,002	13,337	7,490
Telephone and internet	3,593	2,628	13,934	8,707
Transfer agent fees	1,732	1,118	12,690	3,124
Travel	8,711	11,400	68,142	77,215
Wages	72,540	86,337	256,094	217,756

	205,675	294,287	982,412	857,676

Loss before other items	(171,531)	(327,106)	(931,878)	(1,026,357)

Other items
Other income	24,986	21,335	26,700	21,335
Interest income	15	13,600	15	46,316
Foreign exchange (loss) gain	(1)	4,484	(349)	8,258

	25,000	39,419	26,366	75,909

Net loss for the period	$(146,531)	$(287,687)	$(905,512)	$(950,448)

Basic loss per share	$(0.02)	$(0.05)	$(0.13)	$(0.16)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
 INTERIM STATEMENT OF DEFICIT
for the nine months ended November 30, 2002
(Stated in US Dollars)
(Unaudited)

		2002	2001

Deficit, beginning of period	$	(6,810,456)	$(5,179,565)

Net loss for the period		(905,512)	(950,448)

Deficit, end of period	$	(7,715,968)	$(6,130,013)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENT OF CASH FLOWS
for the nine months ended November 30, 2002
(Stated in US Dollars)
(Unaudited)

	2002	2001

Operating Activities
Net loss for the period	$(905,512)	$(950,448)
Add items not involving cash:
Amortization of license fees	-	67,881
Depreciation	16,077	60,958

	(889,435)	(821,609)

Changes in non-cash working capital
items related to operations:
Accounts receivable	(8,879)	66,453
Inventory	(181,524)	96,980
Prepaids	(13,316)	(3,790)
Accounts payable	421,112	34,632

Cash used in operations	(672,042)	(627,334)

Financing Activities
Proceeds from share subscriptions	51,500	206,000
Proceeds from convertible promissory
notes payable	372,000	25,000

Cash provided by financing activities	423,500	231,000

Investing Activities
Acquisition of capital assets	(8,907)	(64,273)
Patent costs	-	(2,753)

Cash used in investing activities	(8,907)	(67,026)

Increase (decrease) in cash during the	(257,449)	(463,360)
period

Cash, beginning of period	268,339	523,481

Cash, end of period	$10,890	$60,121

Supplementary cash flow information:
Cash paid for:
Interest	$17,045	$56,642

Income taxes	$-	$-

Non-cash transactions – Note 7

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENT OF SHAREHOLDERS EQUITY (DEFICIENCY)
for the year ended February 28, 2002 and the nine months ended November 30, 2002
(Stated in US Dollars)
(Unaudited)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2002
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B). Accordingly, they do not include all the information and footnotes necessary for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the Company’s annual financial statements for the year ended February 28, 2002 (included with Form 10-KSB). The results for the interim period are not necessarily indicative of the results to be expected for the full year.

During the year ended February 28, 2002, the Company voluntarily changed from Canadian Generally Accepted Accounting Principles (“GAAP”) to United States GAAP and changed its reporting currency from Canadian dollars to United States dollars.

These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $955,457 as at November 30, 2002 and has accumulated losses of $7,715,968 since inception. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 2		Common Stock

	a)	Authorized:

99,250,000 common shares without par value

	b)	Escrow:

At November 30, 2002, there are 5,970,190 shares held in escrow by the Company’s transfer agent. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

	c)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

Note 2	Share Capital– (cont’d)

	d)	Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

	November 30, 2002

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding and exercisable at beginning of period	1,385,000	$1.39
Granted	450,000	3.28
Less: Common share purchase options not vested	(325,000)	3.38
Cancelled	(290,000)	1.02

Outstanding and exercisable at end of period	1,220,000	$1.60

At November 30, 2002, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise	Expiry
Number	Price	Date

10,000	$1.03	June 22, 2003
15,000	$1.03	June 25, 2004
40,000	$1.03	October 31, 2004
25,000	$1.03	June 8, 2005
580,000	$1.03	August 4, 2005
25,000	$1.03	March 22, 2006
400,000	$2.30	December 18, 2006
75,000	$2.50	June 5, 2007
25,000	$2.50	March 8, 2008
25,000	$2.50	June 6, 2008

1,220,000

e)	Common Stock Subscribed

The Company has received $51,500 in respect to a private placement for 50,000 common shares at $1.03 per share. As at November 30, 2002, these shares had not yet been issued.

Note 3	Convertible Promissory Notes Payable

As at November 30, 2002, the Company has issued a total of $1,798,000 of convertible promissory notes. These notes bear interest at 10% per annum, are due on various dates up to August 10, 2003 and $450,000 of these notes are secured by a charge over the Company’s inventory. Of these notes, $792,000 are convertible into common shares of the Company at the rate of one common share for each $1 of promissory note principal, $496,000 are convertible into common shares of the Company for each $2.50 of principal and a $510,000 are convertible at the rate of one common share for $5.40 of promissory note principal. At November 30, 2002, $460,000 of the convertible promissory notes had matured and were past due. The Company is negotiating with the respective note holders to extend their maturity dates.

Note 4	Related Party Transactions

The Company incurred the following charges with a director of the Company, a company having a common director and an accounting firm of which a director is a partner:

	Three months ended		Nine months ended
	November 30,		November 30,
	2002	2001	2002	2001

Advertising and marketing	$-	$-	$35,441	$-
Consulting	-	-	43,154	-
Legal and accounting	2,890	1,781	4,890	4,129
Royalties	7,716	4,765	7,716	-
Wages and benefits	37,500	-	112,500	-

	$48,106	$6,546	$203,701	$4,129

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable are amounts totalling $2,363 due to an accounting firm of which a director is partner and $28,134 due to a company having a common director. These amounts are unsecured with no specific terms of interest or payment.

Included in convertible promissory notes payable is a convertible promissory note due to a director in the amount of $52,000.

Note 5	Major Customer

The Company has revenue from a single customer totalling $60,000 for the nine months ended November 30, 2002.

Note 6	Commitments

At November 30:

	i)	the Company has entered into a lease for its premises in Charlotte, North Carolina requiring the following minimum payments:

Fiscal year ended
February 28:
2003	$6,342
2004	25,368
2005	25,368
2006	8,456
$65,534
	ii)	the Company has agreed to issue 10,000 common shares to a creditor to settle a debt.

Note 7	Non-cash Transactions

Investing and financing activities that do not have an impact on cash flows are excluded from the statement of cash flows.

During the nine months ended November 30, 2002:

	i)	the Company issued 10,000 common shares at $1.05 per common share pursuantto an agreement to settle debt.

	ii)	the Company issued a convertible promissory note payable in the amount of $100,000 in exchange for legal services rendered.

Item 2 – Management Discussion and Analysis or Plan of Operation

SENSE TECHNOLOGIES INC.
 MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the periods ended November 30, 2002 and 2001.

Overview of Operations

Sense holds an exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert™ backing awareness system for motor vehicles utilizing microwave radar technology. The Company has manufactures the product in Charlotte, NC by an outsourced vendor with extensive experience producing products for auto dealerships and OEMs. The Company has recently moved its headquarters from Omaha, NE to Charlotte, NC; where it is developing a sales and marketing effort directed at auto dealerships, OEMs and fleet vehicle owners. The Company has established distribution relationships with several large auto dealership groups and a distributor of aftermarket safety, security and finance products. Management plans to seek additional relationships with other dealership groups and distributors in the future.

Results of Operations

Revenue for the nine months ended November 30, 2002 was $190,668 as compared to $181,221 for the nine months ended November 30, 2001. Revenue for the period ended November 30, 2001 represented sales to a single customer under a previous distribution agreement undertaken by the Company. In the current fiscal year, the Company has made efforts to expand its distribution network. Revenue for the three months ended November 30, 2002 was $137,457 as compared to $53,211 for the three months ended August 31, 2002 largely as a result of these efforts. The Company has expanded its product line beyond the two-inch hitch mount to include a 1.25” hitch-mount and a license plate frame mount.

Direct costs of $95,597 for the period ended November 30, 2002 represent an increase over direct costs of $36,821 for the year period August 31, 2002. The increase was proportionate to the increase in unit sales. The primary component of the current period’s direct cost is the time and materials to produce units sold during the period.

General and administrative expenses for the nine-months ended November 30, 2002 were $982,412 compared to $857,676 for the nine months ended November 30, 2001, representing an increase of 14.5%. The primary component of this increase was an increase in accounting and legal expenses to $218,560 compared to $56,545 in the comparative period. The Company incurred significant legal expenses in respect of hearings and correspondence with NASDAQ concerning the Company’s listing on that exchange.

Net loss for the nine months ended November 30, 2002 decreased to $905,512 or $0.13 per share from $950,448 or $0.16 per share for the nine months ended November 30, 2001. The results from the comparative period included a charge of $160,000 in respect to sales returns pursuant to the aforementioned sales distribution agreement. Additionally, net loss has decreased in the current fiscal period due to the prospective application of a new accounting principle concerning the amortization of intangible assets.

Liquidity and Capital Resources

At November 30, 2002, the Company had cash and cash equivalents on hand of $10,890 compared with $268,339 at February 28, 2002.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest bearing- securities.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 2 -Change in Securities

None

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)	No Exhibits accompany this report
(b)	No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 15, 2003		SENSE TECHNOLOGIES INC.
(Registrant)

		By:	/s/ James H. Cotter
James H. Cotter, President