Form 10KSB
period 2003-02-28
SENSE TECHNOLOGIES INC
filed 2003-06-13
CIK 1077638

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 2003

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]
for the transition period from _________________to ____________________

000-29990
(Commission file number)

SENSE TECHNOLOGIES INC.
(Name of small business issuer in its charter)

Yukon Territory (State or other jurisdiction of incorporation or organization)	90010141 (I.R.S. Employer I.D. No.)

800 Clanton Road, Suite U, Charlotte, North Carolina 28217 Telephone: (704) 522-7999
(Address, zip code, and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: US$290,703. As of June 12, 2003, the aggregate market value of the voting common equity held by non-affiliates of the registrant was US$1,384,387, based on the closing trade reported on the NASD Over-the-Counter Bulletin Board quotation system. Shares of Common Stock held by each officer and director and by each person known to the issuer who owns 5% or more of the outstanding Common Stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of June 12, 2003, the Registrant’s outstanding common stock consisted of 12,993,908 shares.

DOCUMENTS INCORPORATED BY REFERENCE: N/A

Transitional Small Business Disclosure Format: Yes ☐        No ☒

SENSE TECHNOLOGIES INC.

Form 10-KSB

Table of Contents

Part	Item No.

I	1	Description of Business
	2	Description of Property
	3	Legal Proceedings
	4	Submission of Matters to a Vote of Security Holders
II	5	Market for Common Equity and Related Stockholder Matters
	6	Management’s Discussion and Analysis or Plan of Operation
	7	Financial Statements
	8	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure
III	9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 61(a) of the Exchange Act
	10	Executive Compensation
	11	Security Ownership of Certain Beneficial Owners and Management
	12	Certain Relationships and Related Transactions
	13	Exhibits and Reports on Form 8-K
	14	Controls and Procedures
	15	Principal Accountant Fees and Services

Signatures
Section 302 Certification
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

PART I.

Item 1. DESCRIPTION OF THE BUSINESS

Overview

We develop and market sensing devices for the automotive industry. Our core product is called the Guardian AlertTM Doppler Awareness System. The Guardian AlertTM Doppler Awareness System uses radar technology to warn vehicle drivers of the presence of people or obstacles in blind spots that exist behind their vehicles when backing up. Our business strategy is to utilize the skills and industry background of management in order to market the product to automobile and truck manufacturers and dealers, fleet operators, and other automotive industry participants. We will require additional financing in order to carry out our strategy. The Company began manufacturing the Guardian AlertTM Doppler Awareness System for the passenger car market during the first quarter of fiscal 2003. Marketing of the product began concurrently with production and has resulted in sales to several large car dealership groups, individual dealerships and aftermarket products distributors. We are presently expanding our marketing efforts to increase our presence in the fleet vehicle market, passenger car aftermarket and additional new channels.

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

Industry Overview

We compete in the vehicle backing awareness industry. Our products are designed to protect people from death or injury and property from damage that can result from a collision with a vehicle that is backing up. Almost all reversing vehicles have blind spots that limit the ability of the operator to see obstacles or people that are behind the vehicle. This has repeatedly resulted in death, injury and property damage, which has in turn prompted several companies to develop and manufacture backing awareness sensing products. The National Highway Traffic Safety Administration reported that approximately 400 people die in the United States annually from accidents involving vehicles backing up. In addition, property damage and personal injury claims resulting from back-up accidents all suggest a market need for backing awareness safety devices. The Company has also received testimonials from fleet customers that they have virtually eliminated damage to vehicles and property as a result of the system which support the benefits of our backing awareness product.

Various backing awareness products are currently being installed by automobile manufacturers and dealers as optional equipment on consumer and commercial vehicles.

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

There are also backing awareness products, including our Guardian AlertTM Doppler Awareness System product, that use ultrasound and radar technologies to sense obstacles and people behind a reversing vehicle. These electronic sensing and alert systems will warn a driver to the existence of obstacles behind a vehicle. Ultrasound backing awareness products are currently being used by some automobile manufacturers as a factory-installed option on certain new vehicle lines. These products are designed primarily to protect the vehicle from damage in parallel parking situations. They are designed to detect the bumper of another vehicle when parking and accordingly will typically not detect obstacles below ten inches from the ground. These sensors must be kept clear of dirt and dust in order to ensure proper functioning. The system requires that four ultrasonic sensors be placed at various locations on the rear bumper. The sensors extend through the skin of the bumper, thereby changing the appearance of the exterior of the vehicle. Backing awareness systems also exist that use pulse radar to detect obstacles. These systems are installed on the exterior of a vehicle thereby affecting aesthetics of the vehicle, and are typically used for commercial vehicles.

Our Backing Awareness Products

Our Guardian AlertTM Doppler Awareness System backing awareness products use a patented process based on Doppler radar technology. Our Doppler radar sensing products offer several advantages over ultrasonic and pulse radar sensors. The Guardian AlertTM Doppler Awareness System creates a three-dimensional awareness zone behind a vehicle that extends from the rear of the vehicle outward for the width of the vehicle. Vertically, the awareness zone begins at ground level and rises up to approximately five feet. The operator of the vehicle is alerted should any person or obstacle come within the awareness zone as the vehicle is reversing. The Guardian AlertTM Doppler Awareness System consists of a single sensor that can be placed under the skin of a plastic bumper thereby not altering the appearance of the vehicle. We also have a number of other product shapes and installation options to accommodate a wide range of consumer and commercial vehicles. Our products are designed to be robust and to operate in almost all weather and road conditions. In contrast to ultrasound and some other backing awareness products, our sensor using the Doppler radar technology is not affected by dust, dirt, snow or other environmental materials that can cover a sensor.

Our Guardian AlertTM Doppler Awareness System products are based on a patented system using Doppler radar technology. We acquired and hold the worldwide rights to manufacture and sell the system.

The Guardian AlertTM Doppler Awareness System consists of a radar transceiver, a flat antenna, a signal processor, and an audio-visual display unit. The transceiver and antenna are enclosed in an environmentally sealed, high impact resistant, resin housing and mounted on the rear of the vehicle. When activated by placing the vehicle in reverse, the transceiver continuously projects signals and the antenna receives return signals reflected off of objects within the predefined awareness zone. Doppler Shift technology is based on the principle that signals return on a slightly different frequency than they are projected. The relationship between the phase of the projected signals and the returning signals is used by the product to determine the distance between the rear of the vehicle and the object. The signal processor then sends a signal to the audio-visual display unit typically located on the dashboard of the vehicle thereby alerting the vehicle operator to the presence of a person or object. The display unit informs the operator about the presence of an obstacle via a sequence of green, yellow, and red lights set to illuminate at preset distances such as twelve feet, five feet and three feet. In conjunction with the visual alarm, the audio alarm alerts the driver at corresponding distances with a pulsating tone changing to a constant tone. The visual display is approximately the size of a small box of matches.

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

The focus of our current business strategy is the commercialization of our Guardian AlertTM Doppler Awareness System products. There are a number of product extensions and new applications that we may develop in the future as we grow. These products include side blind spot awareness and docking aids for industrial safety and velocity sensing applications.

Production of our Guardian AlertTM Doppler Awareness System

We outsource the manufacture of the components of our Guardian AlertTM Doppler Awareness System using an engineering consulting firm and two manufacturing companies. Our objective is to secure high-volume, low-cost production capabilities. The entire family of products has the same interior components, while the exterior enclosure and mount is available in a variety of options appropriate for different types of vehicles.

The display unit and the radar sensor components of our products are manufactured by Microwave Solutions Limited of Hertfordshire, England. Our cabling is available from a number of local sources. Assembly and packaging is done locally. We believe that currently production of our products is more cost effectively achieved by outsourcing the manufacturing and assembly of the components.

We have also established a partnership with S&S Distributing LLC to develop applications and market the Guardian AlertTM Doppler Awareness System to the fleet vehicle market. To date, S&S has placed approximately 7,000 units in the field. S&S has led the development of a variety of mountings appropriate for most commercial vehicles. Additionally, S&S has pioneered the commercialization effort to the fleet segment of the market.

During the fiscal years ending February 28, 2001 and 2002, we did not incur any material costs for the development of our Guardian AlertTM Doppler Awareness System products.

Market and Marketing of our Guardian AlertTM Doppler Awareness System

The end user of our Guardian AlertTM Doppler Awareness System product is the safety conscious vehicle owner or operator seeking to minimize the risk of loss associated with backing accidents. Users of backing awareness sensing products, may purchase the product as a factory installed option from the vehicle manufacturer, purchase the product after-market or directly from distributor for installation in commercial or fleet vehicles, or purchase as an after-market consumer add-on to their vehicle.

Accordingly, the target market for our Guardian AlertTM Doppler Awareness System product can be identified as follows:

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

North American automotive manufacturers currently produce between 16 million and 17 million new cars and trucks each year based on actual 2000 and 2001 counts. This market consists of approximately 55% mini vans, sport utility vehicles, and light trucks. This segment has been growing consistently for the last several years beginning with the emergence of the mini van as a force in the market and continuing with the more recent trend towards sport utility vehicles. We believe this segment and the large luxury sedan segment provide the best markets for the initial broad scale commercialization of our products. Our primary efforts will initially be focused on the mid to higher end of this market that is expected to be less price sensitive and more interested in new technologies. We are actively marketing to decision makers in the original equipment market through manufacturers. Our marketing emphasis has, however, been to the higher margin market including dealerships and consumer outlets. Dealerships provide an opportunity to add our product to a vehicle after it leaves the manufacturer, but before it is sold.

The 200 million vehicles currently on US roads also provide a number of opportunities for marketing our backing awareness products. There are also eight million large trucks owned by commercial enterprises and approximately 4.5 million fleet vehicles on dealership service plans, which provide a significant point of sale opportunity. Millions of vehicles each year are repaired at collision centers, which could offer the product in conjunction with the repair of a rear bumper. Additionally, most new car warranties require regular oil changes, which are often performed at dealerships. These visits will provide additional point of sale opportunities for dealerships that are already stocked with Guardian AlertTM Doppler Awareness Systems.

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

We believe that consumers weigh cost, safety benefit to persons and property and aesthetic appeal in making a decision to purchase a backing awareness product. We believe that the products ease of demonstration and high degree of functionality can provide a consumer with an appreciation of the benefits in protection of property and person. We estimate the cost of a system installed on a consumer vehicle would generally range between $450 to $700 which we believe would appeal to most new-vehicle buyers that are interested in the safety and protection aspect of the product. In perspective, the cost of the product is less than typical insurance deductibles and therefore avoiding one incident would allow the product to pay for itself. In addition to actual repair cost, Guardian AlertTM Doppler Awareness System purchasers also receive the benefit of saving the considerable time and inconvenience of having their vehicle repaired and processing insurance claims. Our product can also be installed beneath the plastic skin of a bumper, thereby not altering the appearance of the vehicle.

Sense has designed distinct pricing strategies for each of its three primary markets according to the following principles:

  The product should be priced at a level readily acceptable to SUV and light truck purchasers;
  Attractive margin must be made available to OEMs and distribution partners;
  Fleet products must offer attractive ROI to owners; and
  Margins to Sense will increase faster with higher volume than higher pricing.

We believe our price points are superior to competing products and additionally provide us with immediate operating margin contribution. Over the long-term, as volumes grow to higher levels, there will be sufficient opportunity to lower manufacturing costs.

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

We believe the Guardian AlertTM Doppler Awareness System is superior to any competing technology in each active sensor category. Our system is the only patented Doppler radar device available. Among Doppler radar products, our Guardian AlertTM Doppler Awareness System is the only product that uses a single sensor, which we believe results in easier and less expensive installation. Ease of installation is a primary concern among vehicle dealers which provides us with a competitive advantage over other Doppler radar sensing and ultrasonic products.

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

We believe our product has competitive advantages over ultrasonic systems. Ultrasonic systems have begun to emerge as a factory installed option on some vehicle lines. Due to the four precisely tuned sensors and the in-bumper design requirements of these systems it is not practical to install them outside of the factory on cars or light trucks. The most important distinguishing characteristic between the Guardian AlertTM Doppler Awareness System and ultrasonic systems is that ultrasonic systems are designed primarily to detect the bumper of another vehicle while parallel parking. They do not provide coverage all of the way to the ground and therefore tend to offer the vehicle operator a false sense of security. Additionally, since the sensors cannot “see” through a bumper, the systems cannot be mounted behind the skin of the bumper, which affects the aesthetic appearance of the vehicle.

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

Our Patents, Trademarks & Licenses

Patents & Trademarks

The following countries have granted patent rights respecting the Guardian AlertTM Doppler Awareness System backing awareness system in the following countries: United States, Canada, Australia, South Africa, Taiwan, the United Kingdom, Korea and Japan. The Guardian AlertTM Doppler Awareness System is a registered trademark.

Licenses & Royalties

We hold the worldwide rights to develop, manufacture, market and license the Guardian AlertTM Doppler Awareness System technology and products. We hold these rights pursuant various license agreements with S&S and Driver Alert Group, the original group of patent holders and Stinson & Associates, a holder of certain rights under license from Driver Alert Group. These license agreements provide us with the right to market the products to all federal, state, local and foreign governments and agencies, including the postal service, the rights to enter into manufacturing and marketing agreements with automotive and other manufacturers worldwide, and generally the rights to any other markets including school buses, construction equipment and mining equipment.

Pursuant to these licenses, we are required to make royalty payments to the licensors and meet sales targets as follows:

a)	$6.00(US) per unit on the first one million units sold;
b)	thereafter, the greater of $4.00(US) per unit sold or 6% of the wholesale selling price on units sold; and
c)	50% of any fees paid to Sense in consideration for tooling, redesign, technical or aesthetic development or, should the licensors receive a similar fee, the licensors will pay 50% to Sense.

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

In the event these minimum sales are not realized, we are obligated to pay an amount in lieu of royalties equal to the royalties that would have been payable if the minimum number of units were manufactured and sold. Commencement of Commercial Production took place on October 1, 1999. During the fiscal year ended February 28, 2002 we paid a minimum royalty payment of $128,388 to maintain the licenses in good standing. In 2003 the Company did not pay its minimum royalty payment.

We entered into a sub-license agreement with S&S Distributing, LLC of Elkhorn, Nebraska whereby S&S acquired certain rights to develop, market and distribute Guardian AlertTM Doppler Awareness System products. The sub-license agreement provides for certain minimum purchases of products from Sense, and certain expenditure requirements for development and marketing. The sub-license also provides that any new versions of the sensing device that are developed by S&S will be made available for manufacture and distribution by Sense.

Pursuant to a consulting and engineering agreement with Maple Consulting, we agreed to pay a royalty of $0.50 for each Guardian AlertTM Doppler Awareness System sold that was designed pursuant to the agreement, up to a maximum of 200,000 units.

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

Employees

We currently employ two (2) full time employees.

Item 2. DESCRIPTION OF PROPERTY

Our executive offices are located in Charlotte, North Carolina. The offices comprise 3,000 square feet of floor space which we lease under an industry standard operating lease with a term expiring in May of 2005. Current monthly lease obligations are $2,114. The current facilities are adequate and are suitable for the Company’s current purposes as contemplated in our business plan. The facilities are insured against perils in a manner consistent with industry practice.

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

None.

PART II.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock and Shareholder Matters

Price quotations for trades in our shares are currently posted on the Over-the-Counter Bulletin Board (“OTCBB”), which is a quotation service administered by the National Association of Securities Dealers (NASD). Our trading symbol on this service is “SNSG”. From June of 2000 to April 25, 2002, our shares were traded on the Nasdaq SmallCap Market. Our shares were also listed on the Canadian Venture Exchange (now called the TSX Venture Exchange) until October 3, 2001, when we voluntarily delisted.

The following table shows the high and low sales prices, in U.S. dollars, of our common stock on the Nasdaq SmallCap Market and high/low trading prices on the OTCBB for each quarter within the last two fiscal years:

Quarter Ended	High	Low
February 28, 2003	$0.44	$0.17
November 30, 2002	$0.55	$0.17
August 31, 2002	$1.39	$0.27
May 31, 2002	$2.75	$0.70
February 28, 2002	$3.95	$1.73
November 30, 2001	$4.23	$0.99
August 31, 2001	$5.00	$1.70
May 31, 2001	$10.50	$4.11

The following table shows the high and low sales prices, in Canadian dollars, of our common stock on the TSX Venture Exchange for each quarter within the last two fiscal years, until we voluntarily delisted on October 3, 2001:

Quarter Ended	High	Low
November 30, 2001	$3.30	$2.20
August 31, 2001	$7.50	$3.20
May 31, 2001	$15.00	$11.00

As of February 28, 2003, there were 12,993,908 shares of our common stock issued and outstanding. As of February 28, 2003, there were 230 holders of record of our common stock.

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

On May 7, 2002, we issued 10,000 common shares to one (1) accredited investor under Rule 506 of Regulation D at a deemed price of US$1.05 per share to settle debt in the amount of US$34,494. The price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

In May 2003, two (2) accredited investors under Rule 506 of Regulation D, subscribed for an aggregate of 133,332 common shares at a price of US$0.15 per share for total proceeds to the Company of US$20,000. The price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

During the year ended February 28, 2003, we issued convertible promissory notes to nine (9) accredited investors under Rule 506 of Regulation D for total proceeds to the Company of US$560,0000. Promissory notes representing US$70,000 are convertible into common shares of the Company at a conversion rate of US$0.40 per share and promissory notes representing US$490,000 are convertible into common shares of the Company at a conversion rate of US$1.00 per share. The Company has agreed to pay interest on the promissory notes at a rate of 10% per annum on the principal amount of the note. The promissory notes are convertible on various dates ranging from May 2003 to August 2005. The conversion price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

During the year ended February 28, 2003, we granted stock options to purchase up to an aggregate 1,550,000 common shares of the Company at an exercise price of US$0.50 as to 600,000 of the options, US$0.75 as to 100,000 of the options and US$1.00 as to 850,000 of the options, to ten (10) accredited investors, of which two (2) were non-employees of the Company, under Rule 506 of Regulation D. The exercise price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the period ended February 28, 2003 and 2002.

Overview of Operations

Sense holds an exclusive license to manufacture, distribute, market and sublicense on a worldwide basis, a patented technology which is used to produce the Guardian Alert™ backing awareness system for motor vehicles utilizing microwave radar technology. The Company has begun manufacturing the product in Charlotte, NC by an outsourced vendor with extensive experience producing products for auto dealerships and OEMs. The Company has established a relationship with Hendrick Automotive Group (“HAG”) one of the largest auto dealership groups in the United States. HAG has agreed to offer the product at all of its 60 dealership nationwide. During 2001, HAG sold approximately 85,000 cars and trucks. Management has expanded the Company’s distribution capabilities extensively during fiscal 2003.

Results of Operations

For the year ended February 28, 2003 as compared to February 28, 2002.

Sales for the year ended February 28, 2003 were $290,703, an increase of greater than 400% as compared to revenue of $72,411 in the year ended February 28, 2002. This increase is due to the Company’s entrance into the passenger car aftermarket including sales to Hendrick Automotive Group and UnitedAuto Group, among others.

Direct costs of $324,380 for the year ended February 28, 2003 represent a 108% increase over direct costs of $156,055 for the year ended February 28, 2002. Cost of sales increased from $32,986 during 2002 to $131,977 during 2003 as volume increased and the sales mix changed from selling components to selling finished Guardian Alerte Doppler Awareness Systems. The increase in manufacturing expenses from $29,381 during 2002 to $183,193 during 2003 is largely attributable to start up expenses in the manufacturing process.

General and administrative expenses were $1,224,550 for the year ended February 28, 2003 as compared to $1,300,133 for the year ended February 28, 2002, a decrease of approximately 6%. Consulting fees decreased from $217,623 during 2002 to $19,584 during 2003. However, the savings were offset by an increase in legal an accounting fees, largely associated with the appeal of the delisting from the Nasdaq Smallcap Market.

Included in other items in the current year was a charge for license fees in the amount of $170,790, an increase of $44,591 or 35% from $126,199 charged in 2002. In accordance with the Company’s license agreement, the Company must achieve production milestones in each calendar year to maintain its exclusivity with respect to the product. These license fee charges reflect the royalty owed on a minimum sales requirement of a cumulative 60,000 units up to December 31, 2002.

Liquidity and Capital Resources

At February 28, 2003, the company had cash and cash equivalents on hand of $4,976 compared with $268,339 at February 28, 2002. During the year ended February 28, 2003, the company funded operations using existing cash balances and by raising money through the issuance of Secured Convertible Notes.

At February 28, 2003, we had a working capital deficit of $1,620,439 compared to working capital of $376,885 at February 28, 2002. The decrease of working capital is largely reflected in the promissory notes payable in the amount of $1,863,000 that come due in the next fiscal year. Excluding the promissory notes payable, which the Company expects to renegotiate with longer maturities, working capital at February 28, 2003 was $262,561.

Investing activities consists primarily of purchases of equipment, principally testing equipment. Capital expenditures for the year ended February 28, 2003 totaled $8,906.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest bearing- securities.

Item 7. FINANCIAL STATEMENTS

The Company’s audited financial statements for the fiscal year ended February 28, 2003 are attached to this Report following the signature page.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no changes in or disagreements with it’s accountants during it’s two most recent fiscal years.

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table contains information regarding the members of the Board of Directors and the Executive of Sense as of the date of this Form 10-KSB:

Name	Age	Position
James H. Cotter	37	President, Chief Executive Officer and Director
Bruce E. Schreiner	48	Director
Cynthia L. Schroeder	43	Secretary and Director
Richard L. Sullivan	39	Director
David Hansing	53	Director
Glenn Massey	49	Director
Kevin McQuilkin	49	Director
Pam Morrell	62	Director
Toni Steedman	49	Director

All of the Officers identified above serve at the discretion of the Board and have consented to act as Directors of the Company.

Biographical information for each of the above-noted Directors is set forth below:

JAMES H. COTTER. Mr. Cotter has been the President, Chief Executive Officer and a Director of Sense since March 20, 2002. Mr. Cotter joins the Company from JPMorgan Securities Global Mergers & Acquisitions Group. While with JPMorgan Securities and its predecessor Chase Securities, Mr. Cotter advised clients regarding business strategy, capital structure, restructuring, private equity, mergers, acquisitions and divestitures in several industries; including automotive parts, consumer products, chemicals, and telecommunications. Mr. Cotter received his Masters degree in Business Administration (M.B.A.) from Cornell’s Johnson Graduate School of Management.

BRUCE E. SCHREINER. Mr. Schreiner has been a Director of Sense since August 10, 1993. Mr. Schreiner is responsible for all financial matters customarily related to Sense’s operations and serves as the general manager of Sense. Mr. Schreiner received a Bachelor of Arts Degree, from Hastings College in 1975, graduating magna cum laude, with majors in Economics and Business Administration with an emphasis in accounting. Mr. Schreiner has been a certified public accountant since November 1976, to the present. Mr. Schreiner is presently a partner in Schroeder & Schreiner, P.C., a certified public accounting firm. Mr. Schreiner has experience in the wholesale automotive parts industry, electronic parts manufacturing and national-level retail marketing. Mr. Schreiner is also an expert in tax law and accounting.

CYNTHIA L. SCHROEDER, CPA. Ms. Schroeder was appointed as a Director on June 8, 2000. Ms. Schroeder from 1987 to the present has been the Senior Vice President and Chief Financial Officer of Bethphage located in Omaha, Nebraska. In her current position as a Certified Public Accountant, Ms. Schroeder is responsible for the financial analysis of a number of corporations. She is responsible for reviewing the financial condition of each organization with the respective CEO and to serve as staff liaison to each Board and related Finance and Audit Committees. From 1982 to 1987, Ms. Schroeder worked with Larsen, Schroeder & Associates, P.C. where she was a staff accountant and Manager for auditing, accounting and tax engagements. Ms. Schroeder received a Bachelor of Science Degree in Accounting from the University of Nebraska and passed the Certified Public Accountant exam in 1982. Ms. Schroeder is a member of the American Institute of Certified Public Accountants and Nebraska Society of Certified Public Accountants.

RICHARD L. SULLIVAN. Mr. Sullivan currently serves as Senior Vice President for The Washington Group. The Washington Group is a public/ federal legislative affairs and business development firm. In the legislative affairs area, The Washington Group represents over thirty major companies including Fortune 500 members Delta, AT&T, Microsoft and Boeing. The Washington Group also provides business development opportunities to over 15 companies in eleven different states. Prior to joining The Washington Group, Mr. Sullivan served as Finance Director for the Democratic Unity ’98 Committee, (a joint effort of the Democratic National Committee, Democratic Senatorial Campaign Committee and Democratic Congressional Campaign Committees,). From 1994 to 1996, Mr. Sullivan served as National Finance Director and Deputy Finance Director for the Democratic National Committee (DNC). In this capacity, Mr. Sullivan served as a senior member of the 1996 Clinton/Gore Re-election Campaign. From 1991 to 1993, Mr. Sullivan served as National Fundraising Director for the Democratic Senatorial Campaign Committee (DSCC). From 1987 to 1991, Mr. Sullivan served as Special Assistant to House Majority Leader Richard Gephardt. As Special Assistant in the House Majority Leader’s office, Mr. Sullivan helped formulate strategic policy for the Democratic House Caucus and also served as liaison to Democratic business supporters. Mr. Sullivan currently serves as Senior Fundraising Advisor to the Democratic Senatorial Campaign Committee. He also served as Chair of the DSCC’s 2002 Kick-off National Gala and DSCC Chairman for the 2000 National Convention. In addition, Mr. Sullivan served as Senior Fundraising Advisor to the Gore 2000 campaign and on the State Board of Advisors for the Mike Easley for Governor campaign. Mr. Sullivan also serves on the Board of Advisors of Inculab, Boland Advisory Services and the Tarten Fund. Inculab is an Internet incubator based in New York. Boland Advisory Services provides commercial real estate consulting services to the Washington, DC corporate community. The Tarten Fund is a $150 million investment and venture capital fund based in New York. Mr. Sullivan received a B.A. degree with honors from the University of South Carolina and a Doctor of Laws degree (J.D.) from Georgetown University Law Center.

DAVID HANSING. Mr. Hansing is currently the General Manager of Terry Labonte Chevrolet in Greensboro, North Carolina since 1998. Previously he was employed with Saturn of Raleigh, North Carolina. He has also worked closely with Hendrick MotorSports since its inception in 1981. Hendrick MortorSports. owns seven racing teams in the NASCAE Winston Cup, Busch Grand National and

Craftsman Truck Series. Mr. Hansing obtained his Bachelors degree in Finance at Valparaiso University in 1972.

GLENN MASSEY. Mr. Massey has been the Senior Vice-President of Marketing for FileControl, Inc., a company in the document imaging business, since 1991. Mr. Massey was formerly the founder/owner of SmokeSignal Communications, a telecommunications company. Mr. Massey obtained his Bachelor of Science degree from the University of Texas in 1976.

KEVIN MCQUILKIN. Mr. McQuilkin is a Managing Director in JPMorgan’s Global Mergers & Acquisitions Group, and is responsible for the firm’s M&A practice for Transportation & Logistics sector, as well as the Mining & Metals industries on a global basis. Mr. McQuilkin joined JPMorgan’s predecessor, Chemical Bank, in 1987. His experience includes merger, acquisition and divestiture assignments, many involving cross-border transactions, as well as debt and equity financing transactions. Mr. McQuilkin has significant experience in the natural resource industries, including energy, metals and mining, and chemicals. He has represented natural resource clients such as Freeport-McMoRan, Grupo Mexico, MAPCO, Newmont Mining, North Ltd., Phillips Petroleum, RAG International Mining, The Williams Companies, Total Petroleum and Union Carbide. Mr. McQuilkin’s transportation industry experience includes advising clients from a broad range of industry sectors, such as Alliant Techsystems, Boeing, Cummins Engine, General Motors and Lockheed Martin. Mr. McQuilkin graduated with honors from Gonzaga University in Spokane, Washington and received a Masters in Management from Northwestern University's J.L. Kellogg Graduate School of Management, where he was a Chevron Fellow.

PAM MORRELL. Pam Morrell is a North Carolina and South Carolina licensed realtor based in Rock Hill, South Carolina with Coldwell Banker Stepp Tuttle Realty. Ms Morrell has been a realtor since 1978 with her specialty being residential real estate and land sales. Ms Morrell has been the President of the Tri County Association of Realtors two times and served as its officer and director for many years. She also has served as the President of the South Carolina Chapter of the Certified Residential Specialist Group. In 2002 Ms Morrell received the State Highest Civilian Award, the Palmetto State Award, given by the Governor of South Carolina for her citizenship and contributions to South Carolina and her real estate industry over the years. Ms Morrell has chaired many committees at the local and state level she has received the Realtor of the Year and the Business Woman of the Year (both at the local level and at the state level).

TONI STEEDMAN. For 20 years, Toni Steedman headed Steedman Communications, an award-winning regional advertising agency, where she specialized in building brand awareness, sales strategies and corporate programs. In late 2002, she sold the agency to further develop a children’s entertainment company, RAGGS LLC, which she founded in 1997. RAGGS stars five furry canine characters who sing in a rock ‘n roll band. The company has launched a full theater production; produces CDs, videos and toys and has a TV pilot in the works.

RELATIONSHIPS AMONG DIRECTORS OR EXECUTIVE OFFICERS

There are no family relationships among any of the existing Directors or Executive Officers of Sense.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

During the fiscal year ended February 28, 2003, the Board of Directors held four Directors Meetings. All other matters which required Board approval were consented to in writing by all of the Company’s Directors.

The Board of Directors has established an Audit Committee and a Compensation Committee. The Board of Directors has no standing nominating committee. Each of the Audit and Compensation Committees is responsible to the full Board of Directors. The functions performed by these committees are summarized below:

Audit Committee. The Audit Committee considers the selection and retention of independent auditors and reviews the scope and results of the audit. In addition, it reviews the adequacy of internal accounting, financial and operating controls and reviews Sense's financial reporting compliance procedures. The members of the Audit Committee are Bruce L. Schreiner, Cynthia L. Schroeder and Glenn Massey.

Compensation Committee. The Compensation Committee reviews and approves the compensation of Sense’s officers, reviews and administers Sense’s stock option plans for employees and makes recommendations to the Board of Directors regarding such matters. The members of the Compensation Committee are Bruce L. Schreiner, Kevin McQuilkin and Glenn Massey.

DIRECTORS COMPENSATION

There are no standard arrangements pursuant to which Directors of Sense are compensated for services provided as a Director or members of committees of the Board of Directors. The Directors of Sense did not receive any compensation for the year ended February 28, 2003 for services provided as a Director or member of a committee of the Board of Directors.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation paid or earned for services rendered to us in all capacities during the fiscal years ended February 28, 2001, 2002 and 2003 by Sense’s President and Chief Executive Officer (“CEO”) and each executive officer who earned over $100,000 in total salary and bonus during the three most recently completed financial years, for services rendered to the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Annual Compensation				Long Term Compensation
	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards	Payouts
					Securities Under Options/SARs Granted (#) (f)	Restricted Shares Or Restricted Share Units ($) (g)	LTIP Payouts ($) (h)	All other Compensation ($) (i)
James H. Cotter President & CEO	2003	Nil	Nil	$150,000	950,000	Nil	Nil	Nil
Mark Johnson[1] President & CEO	2002	Nil	Nil	$62,110	265,000	Nil	Nil	Nil
Gerald R. McIlhargey[2] President & CEO	2002	Nil	Nil	Nil	200,000	Nil	Nil	Nil
	2001	Nil	Nil	$120,000[3]	200,000	Nil	Nil	Nil
Bruce E. Schreiner Director	2002	Nil	Nil	Nil	200,000	Nil	Nil	Nil
	2001	Nil	Nil	$120,000[3]	200,000	Nil	Nil	Nil

[1]       Mark Johnson resigned as President, CEO and a Director of the Company on March 20, 2002 and James H. Cotter was appointed in his stead.

[2]       Gerald McIlhargey resigned as President, CEO and a Director of the Company on November 26, 2001 and Mark Johnson was appointed in his stead.

[3]       During the fiscal year ended February 28, 2001, the Company agreed to pay management fees in the amount of $120,000 to each of Mr. McIlhargey and Bruce E. Schreiner (through his wholly owned company). The payment was made by way of issuing 29,703 common shares of the Company to each of Messrs. McIlhargey and Schreiner (through his wholly owned company), at a deemed price of $4.04 per share.

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

Name (a)	Securities Under Options/ SARs Granted (#) (b)	% of Total Options/ SAR's Granted to Employees in Fiscal Year (c)	Exercise or Base Price ($/Security) (d)	Expiration Date (f)

James H. Cotter President & CEO	500,000	40%	$0.50	February 6, 2008
	450,000	36%	[1]	June 6, 2007

[1]       Mr. Cotter’s 450,000 stock options shall vest and become exercisable as set out in the table below. In addition, during the fiscal year ended February 28, 2003, the exercise price of Mr. Cotter’s 450,000 stock options were amended as set out in the table below:

Tranche	Number of Shares to be Vested	Vesting Provisions	Original Exercise Price	Amended Exercise Price
A	50,000	Vested	$2.50	$1.00
B	50,000	The later of the close of a $3,000,000 financing or June 6, 2003	$3.00	$1.00
C	50,000	The later of reaching Sales of $2,000,000 or June 6, 2003	$3.00	$1.00
D	50,000	The later of reaching Sales of $5,000,000 or June 6, 2003	$5.00	$1.00
E	50,000	The later of reaching Sales of $10,000,000 or June 6, 2003	$5.00	$1.00
F	25,000	Vested	$2.50	$1.00
G	75,000	Vested	$2.50	$1.00
H	100,000	Vested	$3.00	$1.00

AGGREGATED OPTION/SAR EXERCISES DURING THE MOST RECENTLY COMPLETED
FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES

There were no stock options exercised during the Company’s fiscal year ended February 28, 2003.

Defined benefit of actuarial plan

Sense does not have a defined benefit or actuarial plan in place.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are currently no employment contracts in place with the Directors and Officers of Sense other than the standard employment agreements used for all employees.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Bruce L. Schreiner, Glenn Massey and Kevin McQuilkin. All of the members of the Committee are Directors of Sense.

Board Compensation Committee Report on Executive Compensation

The Board has not prepared a report on executive compensation at this time.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANANGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 13, 2003 by

(i)	each person or entity known by Sense to beneficially own more than 5% of the Common Stock;

(ii)	each Director of Sense;

(iii)	each of the named Executive Officers of Sense; and

(iv)	all Directors and Executive Officers as a group.

Except as noted below, Sense believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Percent of Class [2]
Common Stock	Steve Sommers[3] 21018 Buckskin Trail Elkhorn, NE 68022	3,796,187	29.2%
Common Stock	James H. Cotter, Director 56 Hillcrest Avenue Larchmont, NY 10538	964,500	7.4%
Common Stock	Bruce E. Schreiner, Director 3535 Grassridge Drive Grand Island, Nebraska 68803	532,534	4.1%
Common Stock	Cynthia L. Schroeder, Director, Secretary 15409 Garfield Omaha, Nebraska 68144	101,770	0.8%
Common Stock	Richard L. Sullivan, Director 1306 Rand Road Raleigh, NC 27607	154,000	1.2%
Common Stock	Glenn Massey, Director 777 Post Oak Houston, Texas 77056	109,600	0.8%
Common Stock	Kevin McQuilkin, Director 585 Ponus Ridge Road New Caanan, CT 06840	50,000	0.4%
Common Stock	Pam Morrell, Director 1326 Ebenezer Road Rock Hill, SC 29732	72,900	0.6%
Common Stock	Toni Steedman, Director 1930 Camden Road, Suite 2010 Charlotte, NC 28203	60,000	0.5%
Common Stock	All directors and officers as a group (8 persons)	2,045,304	15.7%

[1]       Based upon information furnished to Sense by either the Directors and Executive Officers or obtained from the stock transfer agent of Sense.

[2]       Based upon a total of 12,993,908 shares of common stock currently issued and outstanding, and includes in each case any stock underlying options granted to each person listed.

[3]       Includes 3,302,617 shares held by SFS Resources Inc., an entity in which Steve Sommers is a controlling shareholder.

[4]       These amounts include beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of options. In particular, these amounts include, respectively for each director or officer, shares issuable upon exercise of options as follows: 950,000 shares issuable to James H. Cotter; 200,000 shares issuable to Bruce E. Schreiner; 100,000 shares issuable to Richard L. Sullivan; and 50,000 shares issuable to each of Cynthia L. Schroeder, Glenn Massey, Kevin McQuilkin, Pam Morrell, and Toni Steedman.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

No transactions with management or other parties occurred during the year that would otherwise be reported under this section.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
Exhibit No.	Description of Exhibit	Manner of Filing
3.1	The Articles of Continuance	Incorporated by reference as Exhibit 3.1 to the Company’s Form 10-KSB, filed with the SEC on May 24, 2002 (“Form 10-KSB”)
3.2	By-Laws	Incorporated by reference as Exhibit 3.2 to the Form 10-KSB
3.3	Articles of Amendment	Incorporated by reference to as Appendix A to the Company’s Schedule 14A – Definitive Proxy Statement, filed with the SEC on June 17, 2002 (“Schedule 14A”)
10.1	Amended Stock Option Agreement dated October 2, 2001 between Bruce E. Schreiner and the Company.	Incorporated by reference as Exhibit 10.1 to the Form 10-KSB
10.2	Two (2) Amended Stock Option Agreements both dated October 2, 2001 between Cynthia L. Schroeder and the Company.	Incorporated by reference as Exhibit 10.2 to the Form 10-KSB
10.3	Stock Option Agreement dated December 18, 2001 between Ambassador Mark Erwin and the Company.	Incorporated by reference as Exhibit 10.3 to the Form 10-KSB
10.4	Stock Option Agreement dated December 18, 2001 between J. Rick Hendrick III and the Company.	Incorporated by reference as Exhibit 10.4 to the Form 10-KSB
10.5	Private Placement Subscription Agreement dated December 21, 2001 between J. Rick Hendrick III and the Company.	Incorporated by reference as Exhibit 10.5 to the Form 10-KSB
10.6	Private Placement Subscription Agreement dated December 22, 2001 between Ambassador Mark Erwin and the Company.	Incorporated by reference as Exhibit 10.6 to the Form 10-KSB
10.7	Private Placement Subscription Agreement dated January 23, 2002 between Cynthia L. Schroeder and the Company.	Incorporated by reference as Exhibit 10.7 to the Form 10-KSB
10.8	Private Placement Subscription Agreement dated January 24, 2002 between Bruce E. Schreiner and the Company.	Incorporated by reference as Exhibit 10.8 to the Form 10-KSB

10.9	Private Placement Subscription Agreement dated December 19, 2001 between Ambassador Mark Erwin and the Company.	Incorporated by reference as Exhibit 10.9 to the Form 10-KSB
10.10	Private Placement Subscription Agreement dated January 24, 2002 between Ambassador Mark Erwin and the Company.	Incorporated by reference as Exhibit 10.10 to the Form 10-KSB
10.11	2002 Stock Option Plan	Incorporated by reference as Appendix B to the Schedule 14A
10.12	Convertible Promissory Note issued on January 16, 2003 to Bruce E. Schreiner, Ancillary Trustee of the Schroeder and Schreiner, P.C., 401(k) Profit Sharing Plan and Trust, in the amount of $20,000	Filed herewith
10.13	Convertible Promissory Note issued on July 10, 2002 to Bruce E. Schreiner, Ancillary Trustee of the Schroeder and Schreiner, P.C., 401(k) Profit Sharing Plan and Trust, in the amount of $50,000	Filed herewith
10.14	Convertible Promissory Note issued on December 11, 2002 to Cynthia Schroeder in the amount of $5,000	Filed herewith
99.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report. On March 20, 2002 we filed a Form 8-K disclosing the resignation of Mark Johnson as Interim President and a Director of Sense and the appointment of James H. Cotter as President, Chief Executive Officer and a Director of Sense.

On March 26, 2002 we filed a Form 8-K disclosing the resignation of J. R. Hendrick, III as a Director of Sense and disclosing that Mr. Hendrick, III agreed to continue with the Company as Chairman of it’s newly formed Strategic Advisory Board.

Item 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended February 28, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s principal accountant in connection with the review and preparation of the Company’s audited financial statements for its fiscal years ended February 28, 2003 and February 28, 2002 were US$16,850 and US$7,500, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s principal accountant in connection with the review of the Company’s interim quarterly reports during its fiscal years ended February 28, 2003 and February 28, 2002 were US$12,250 and US$11,390, respectively.

Approval of Principal Accountant

Prior to engagement, the appointment of the principal accountant is approved by the audit committee following each annual meeting of shareholders of the Company. The engagement of the principal accountant is limited to audit and review services.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2003.

SENSE TECHNOLOGIES INC.

By:	/s/ James H. Cotter
James H. Cotter
President, Chief Executive Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	Title:	Date:

/s/ James H. Cotter	Chief Executive Officer, President	June 13, 2003

James H. Cotter	Director and Principal Accounting Officer

/s/ Bruce E. Schreiner	Director	June 13, 2003

Bruce E. Schreiner

/s/ Cynthia L. Schroeder	Director	June 13, 2003

Cynthia L. Schroeder

/s/ Richard L. Sullivan	Director	June 13, 2003

Richard L. Sullivan

/s/ Glenn Massey	Director	June 13, 2003

Glenn Massey

SECTION 302 CERTIFICATION

I, James H. Cotter, certify that:

1.	I have reviewed this annual report of February 28, 2003 of Sense Technologies Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ James H. Cotter

James H. Cotter
President and Principal Accounting Officer
Dated June 13, 2003

SENSE TECHNOLOGIES INC.

REPORT AND FINANCIAL STATEMENTS

February 28, 2003 and 2002

(Stated in U.S. Dollars)

TERRY AMISANO LTD.	AMISANO HANSON
KEVIN HANSON, CA	CHARTERED ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Shareholders,
Sense Technologies Inc.

We have audited the accompanying balance sheets of Sense Technologies Inc. as of February 28, 2003 and 2002 and the related statements of loss, deficit, shareholders’ equity and cash flows for each of the years in the three year period ended February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plan in this regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
May 29, 2003	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

SENSE TECHNOLOGIES INC.
BALANCE SHEETS
February 28, 2003 and 2002
(Stated in U.S. Dollars)

ASSETS	2003	2002

Current
Cash	$4,976	$268,339
Accounts receivable – Note 9	64,575	1,695
Inventory	920,280	1,105,494
Prepaids	30,652	22,276

	1,020,483	1,397,804
Capital assets – Note 3	61,532	74,656
Intangible assets – Note 4	142,822	140,910

	$1,224,837	$1,613,370
LIABILITIES

Current
Accounts payable – Notes 5 and 9	$757,922	$190,919
Advance payable	20,000	-
Current portion of convertible promissory notes payable
– Note 6	1,863,000	830,000

	2,640,922	1,020,919
Convertible promissory notes payable – Note 6	25,000	496,000

	2,665,922	1,516,919
STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock – Notes 7 and 14	7,497,128	7,486,628
Common stock subscribed – Note 7	51,500	-
Promissory note receivable – Note 8	(585,000)	(585,000)
Additional paid-in capital	57,279	5,279
Deficit	(8,461,992)	(6,810,456)

	(1,441,085)	96,451

	$1,224,837	$1,613,370

Nature of Operations – Note 1
Commitments – Notes 4, 7 and 11
Subsequent Events – Note 14

APPROVED BY THE DIRECTORS:

“Bruce E. Schreiner”	“Cynthia Schroeder”
----------------------------, Director	----------------------------, Director

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENTS OF LOSS
for the years ended February 28, 2003, 2002 and 2001
(Stated in U.S. Dollars)

	2003	2002	2001

Sales – Note 9	$290,703	$72,411	$44,547
Direct costs – Schedule 1	324,380	156,055	152,189

Gross loss	(33,677)	(83,644)	(107,642)

Expenses
Advertising and marketing – Note 9	132,844	117,820	145,548
Amortization	22,030	83,448	79,269
Automobile	-	19,913	14,752
Bad debts	9,459	-	-
Consulting fees – Note 9	19,584	217,623	364,670
Filing fees	14,344	8,902	19,957
Insurance	46,588	30,933	31,242
Interest and bank charges – Note 9	4,242	765	619
Interest on long-term debt	176,401	159,498	87,237
Investor relations	-	10,000	-
Legal and accounting fees	281,371	104,666	123,988
Management fees – Note 9	-	-	240,000
Office and miscellaneous	32,159	35,239	25,361
Rent	37,574	54,596	29,942
Repairs and maintenance	2,013	-	-
Shareholder information and printing	19,474	8,600	10,355
Telephone and utilities	18,534	16,623	8,202
Transfer agent fees	11,990	6,949	4,381
Travel	72,721	118,200	122,219
Wages and benefits – Note 9	323,222	306,358	73,206

	1,224,550	1,300,133	1,380,948

Loss before other items	(1,258,227)	(1,383,777)	(1,488,590)
Other items:
Non-cash compensation charge	(52,000)	-	-
Write-off of inventory	(201,496)	-	-
Gain on write-off of accounts payable	-	-	2,178
Provision for accrued interest receivable	(52,650)	(212,981)	-
Other income	31,700	21,439	-
License fees – Notes 4 and 9	(170,790)	(126,199)	-
Interest income – Note 9	52,665	59,912	74,194
Foreign exchange gain (loss)	(738)	10,714	(15,361)

Net loss for the year	$(1,651,536)	$(1,630,892)	$(1,427,579)

Basic and diluted loss per share	$(0.23)	$(0.27)	$(0.25)

Weighted average number of shares outstanding	7,021,718	6,002,242	5,779,093

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENTS OF DEFICIT
for the years ended February 28, 2003 and 2002
(Stated in U.S. Dollars)

	2003	2002

Deficit, beginning of year	$(6,810,456)	$(5,179,564)

Net loss for the year	(1,651,536)	(1,630,892)

Deficit, end of year	$(8,461,992)	$(6,810,456)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
for the years ended February 28, 2003, 2002 and 2001
(Stated in U.S. Dollars)

	2003	2002	2001
Operating Activities
Net loss for the year	$(1,651,536)	$(1,630,892)	$(1,427,579)
Add (deduct) items not involving cash:
Non-cash compensation charge	52,000	-	-
Write-off of inventory	201,496	-	-
Amortization	22,030	83,448	79,269
Amortization of license fees	-	90,508	89,816
Write-down of inventory	-	-	4,480
Gain on write-off of accounts payable	-	-	(2,178)
Changes in non-cash working capital balances
related to operations:
Accounts receivable	(62,880)	106,809	129,343
Accrued interest receivable	-	160,330	(52,651)
Advance receivable	-	25,000	(25,000)
Inventory	(16,282)	(7,895)	(85,944)
Prepaids	(8,376)	500	(10,901)
Accounts payable	577,503	87,127	166,274

Cash used in operating activities	(886,045)	(1,085,065)	(1,135,071)

Financing Activities
Proceeds from issuance of common stock	-	1,096,950	3,777
Proceeds from issuance of (redemption of)
convertible promissory notes payable	582,000	(200,000)	1,500,000
Proceeds from common share subscriptions	51,500	-	-

Cash provided by financing activities	633,500	896,950	1,503,777

Investing Activities
Acquisition of capital assets	(8,906)	(64,274)	(133,156)
Intangible assets	(1,912)	(2,753)	(3,146)
Deposit on software	-	-	127,500

Cash used in investing activities	(10,818)	(67,027)	(8,802)

Increase (decrease) in cash during the year	(263,363)	(255,142)	359,904

Cash and cash equivalents, beginning of year	268,339	523,481	163,577

Cash and cash equivalents, end of year	$4,976	$268,339	$523,481

…/Cont’d.

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Continued
STATEMENTS OF CASH FLOWS
for the years ended February 28, 2003, 2002 and 2001
(Stated in U.S. Dollars)

	2003	2002	2001
Supplementary cash flow information:
Cash paid for
Interest	$17,045	$77,398	$47,860

Taxes	$-	$-	$-

Non-cash Transactions – Note 12

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
for the years ended February 28, 2003, 2002 and 2001
(Stated in U.S. Dollars)

Common Stock						
	Issued Shares	Amount	Paid-in Capital	Promissory Note Receivable	Common Stock Subscribed	Accumulated Deficit	Total
Balance, February 29, 2000	10,511,813	$ 5,897,809	$ 5,279	$ (585,000)	$ -	$ (3,751,895)	$ 1,807,260
Issue of shares pursuant to the exercise of options – at $0.77	319,560	244,934	-	-	-	-	244,934
Conversion of share purchase options subscribed for in a previous year	-	-	-	-	-	-	(241,157)
Issue of escrow shares pursuant to a license agreement – at $0.01	1,028,129	6,935	-	-	-	-	6,935
Net loss for the year ended February 28, 2001	-	-	-	-	-	(1,427,579)	(1,427,579)
Balance, February 28, 2001	11,859,502	6,149,678	5,279	(585,000)	-	(5,179,564)	390,393
Issue of shares pursuant to agreements to settle debt – at $4.04	59,406	240,000	-	-	-	-	240,000
Issue of shares pursuant to the exercise of options – at $1.03	200,000	206,000	-	-	-	-	206,000
Issue of shares pursuant to a private placement – at $1.03	865,000	890,950	-	-	-	-	890,950
Net loss for the year ended February 28, 2002	-	-	-	-	-	(1,630,892)	(1,630,892)
Balance, February 28, 2002	12,983,908	7,486,628	5,279	(585,000)	-	(6,810,456)	96,451
Issue of shares pursuant to an agreement to settle debt – at $1.05	10,000	10,500	-	-	-	-	10,500
Common stock subscribed	-	-	-	-	51,500	-	51,500
Non-cash compensation charge	-	-	52,000	-	-	-	52,000
Net loss for the year ended February 28, 2003	-	-	-	-	-	(1,651,536)	(1,651,536)
Balance, February 28, 2003	12,993,908	$ 7,497,128	$ 57,279	$ (585,000)	$ 51,500	$ (8,461,992)	$ (1,441,085)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Schedule 1
SCHEDULE OF DIRECT COSTS
for the years ended February 28, 2003, 2001 and February 29, 2000
(Stated in U.S. Dollars)

	2003	2002	2001
Direct costs
Amortization of license fees	$-	$90,508	$89,816
Cost of sales	131,977	32,986	24,392
Equipment rental	-	-	7,299
Freight and customs	-	-	8,856
Manufacturing expenses	183,193	29,381	13,146
Product testing	-	-	491
Royalties – Notes 9 and 11	9,210	3,180	3,709
Write-down of inventory	-	-	4,480

	$324,380	$156,055	$152,189

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2003 and 2002
(Stated in U.S. Dollars)

Note 1

Nature of Operations

The Company holds an exclusive license to manufacture, distribute, market and sublicense, on a world-wide basis, a patented technology which is used to produce a backup obstacle detection/collision warning system utilizing microwave radar technology. The Company is using this technology to produce the Guardian Alert Back-up System for use on motor vehicles and intends to sell the units for use in the after market for existing motor vehicles and also, negotiate agreements with Original Equipment Manufacturers to license the use of the product on factory produced motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $8,461,992 since inception and has a working capital deficiency of $1,620,439 at February 28, 2003. Its ability to continue as a going concern is dependent upon the ability of the Company to maintain its license, to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company plans to satisfy its capital needs through revenue generated from its business operations and through equity offerings.

The Company was incorporated pursuant to the British Columbia Companies Act on May 25, 1988 as Graham Gold Mining Corporation. On October 27, 1997, the Company changed its name to Sense Technologies Inc. and on December 14, 2001, the Company was continued in the Yukon Territory, Canada.

The Company’s shares are publicly traded on the OTC–Bulletin Board under the symbol SNSG.

Note 2

Significant Accounting Policies

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents and are recorded at cost.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2003 – Page 2

Note 2	Significant Accounting Policies (cont’d)

b)

Inventory

The Company’s inventory consists of component parts, finished goods and manufacturing supplies. If appropriate, the Company’s inventory balances are adjusted to approximate the lower of manufacturing costs or market. No such adjustment was required for 2003, 2002 or 2001.

At February 28, inventories were as follows:

	2003	2002

Manufacturing supplies	$57,872	$-
Component parts	761,067	1,105,494
Finished goods	101,342	-

	$920,280	$1,105,494

c)

Promissory Note Receivable

The promissory note receivable is carried at cost when there is no impairment in value. The note receivable, which is due from shareholders of the Company and bears no specific terms as to its collection, is accounted for as an effective dividend or capital withdrawal.

d)	Capital Assets and Amortization Capital assets are recorded at cost. Amortization is provided using the declining balance method at the following rates:

Computer equipment	30%
Computer software	100%
Furniture and fixtures	20%
Manufacturing equipment	30%

Capital asset additions during the year are amortized at one-half rates.

e)

Intangible Assets

The Company’s intangible assets are comprised of licenses fees and patent costs. On March 1, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”. In re-assessing the useful lives of its intangible assets, the Company determined these assets to have indefinite useful lives and accordingly, amortization of these assets ceased on that date.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2003 – Page 3

Note 2	Significant Accounting Policies (cont’d)

e)

Intangible Assets – (cont’d)

Statement 142 requires that the Company annually perform an impairment analysis to assess the recoverability of the recorded balance of intangible assets. The provisions of the Statement indicate that the impairment test should be conducted more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit (as defined) below its carrying value. The Company performed an initial impairment analysis upon adoption of the standard. No impairment losses have been recorded.

In accordance with Statement 142, the following table adjusts net loss and basic and diluted loss per share to exclude amortization of license fees:

	2003	2002	2001

Net loss as reported	$(1,651,536)	$(1,630,892)	$(1,427,579)
Add back amortization of license
fees	-	90,508	89,816

As adjusted	$(1,651,536)	$(1,540,384)	$(1,337,763)

Basic and diluted loss per share as
reported	$(0.23)	$(0.27)	$(0.25)

As adjusted	$(0.23)	$(0.26)	$(0.23)

f)

Foreign Currency Translation

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

g)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2003 – Page 4

Note 2	Significant Accounting Policies (cont’d)

h)

Basic Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share”. Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the period. Shares held in escrow are excluded from the determination of basic loss per share when the escrow release is performance based.

i)

Fair Market Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and the current portion of the convertible promissory notes payable approximate fair value because of the short maturity of those instruments. The carrying value of the promissory note receivable also approximates its fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

	j)	Revenue Recognition Revenue is recognized at the time of product delivery and transfer of title.

	k)	Reclassification Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current fiscal year.

l)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3	Capital Assets

		2003		2002

		Accumulated
	Cost	Amortization	Net	Net

Computer equipment	$38,297	$27,132	$11,165	$15,951
Furniture and fixtures	25,108	7,034	18,074	12,573
Manufacturing equipment	54,274	21,981	32,293	46,132

	$117,679	$56,147	$61,532	$74,656

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2003 – Page 5

Note 4	Intangible Assets License Fees

Acquisition Consideration:	2003	2002

Issuance of 5,220,190 escrow shares – at $ 0.01	$36,088	$36,088
Issuance of 66,628 common shares on conversion of
promissory note payable	416,365	416,365

	452,453	452,453
Less: accumulated amortization	(317,442)	(317,442)

	$135,011	$135,011

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

iv)
A minimum payment of $65,000 per year for 5 years commencing October 24, 1998 and a further minimum payment of $48,000 for the 6th year in a patent defence fund (total payments $373,000). In addition, the Company and the licensor agree to contribute equally to the patent defence fund in the amount of $1.00 per unit until the total in the patent defence funds equals $1,000,000. The payments of $65,000 due October 24, 1998, 1999, 2000, 2001 and 2002 were not remitted and the licensor has agreed to waive the payments to the patent defence fund;

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2003 – Page 6

Note 4	Intangible Assets – (cont’d)

	v)	Various royalty payments to the licensors:

		a)	$6.50 per unit on the first one million units sold;

		b)	Thereafter, the greater of $4.00 per unit sold or 6% of the wholesale selling price on units sold;

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

	vi)	The Company must manufacture and sell a minimum number of units as follows:

		a)	30,000 units by December 31, 2001;

		b)	a cumulative total of 60,000 units by December 31, 2002; (a cumulative total of 10,137 units have been sold at February 28, 2003)

		c)	a cumulative total of 110,000 units by December 31, 2003;

		d)	a cumulative total of 210,000 units by December 31, 2004;

		e)	an additional 125,000 units by the end of each calendar year thereafter.

In the event that the Company defaults on the minimum quantities of units to be manufactured and sold, it shall have a period of sixty days to cure same from the date of receipt of a written notice of the default is delivered by the Licensors. At the option of the Company, the Company may maintain the license in good standing by paying to the Licensors the royalty payment that would normally have been paid if the Company had met its minimum quantities of units to be manufactured and sold. In the event that the minimum quantities are not manufactured and sold or the royalties are not paid in lieu as agreed to therein, the Company will lose any exclusivity it holds. During the year ended February 28, 2003, the Company accrued a minimum royalty charge of $180,000;

	vii)	Deliver to the licensors, at no cost to the licensors, a total of 200 units from the first production run (delivered);

	viii)	Grant to the licensors the right to purchase units at cost plus 10% from any manufacturing facility controlled by the Company in order to address the markets excluded from the license.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2003 – Page 7

Note 5	Accounts Payable

	2003	2002

Trade payables	$244,050	$51,646
Accrued fees	725,220	9,673
Accrued payroll	19,695	-
Accrued interest payable	269,935	110,579
Accrued royalty payable	180,000	-
Accrued taxes payable	19,022	19,022

	$757,022	$190,919

Note 6	Convertible Promissory Notes Payable

	2003	2002

Promissory notes payable are due to shareholders of the Company bearing interest at 10% per annum and are due at various dates ranging from August 8, 2002 to August 31, 2005. Each of the notes entitles the holder thereof up to the end of the term of the note to convert all or part of the principal portion of the note as well as accrued interest thereon into common shares of the Company at various prices ranging from $0.40 to $5.40 per share. Certain notes have matured as a February 28, 2003 and the Company is negotiating extension agreements. Certain of these notes are secured by a charge over inventory.
	$1,888,000	$1,326,000

Current portion	(1,863,000)	(830,000)

	$25,000	$496,000

Note 7	Common Stock – Note 14

	a)	Authorized: 99,250,000 common shares without par value

b)

Escrow:

At February 28, 2003, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent.

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

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2003 – Page 8

Note 7	Common Stock – Note 14 – (cont’d)

c)

Commitments:

Common Stock Subscribed

During the year ended February 28, 2003, the Company received $51,500 in respect of a private placement of 50,000 common shares at $1.03 per share. As at February 28, 2003, these shares had not been issued.

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

	February 28, 2003

		Weighted
	Optioned	Average
	Shares	Exercise Price

Outstanding, beginning of year	1,385,000	$1.39
Granted	1,750,000	$0.96
Less: common stock purchase options not vested	(325,000)	$1.00
Cancelled	(580,000)	$0.99

Outstanding and exercisable at end of year	2,230,000	$1.22

	February 28, 2002

		Weighted
	Optioned	Average
	Shares	Exercise Price

Outstanding, beginning of year	960,000	$6.62
Granted	1,570,000	$1.35
Cancelled	(945,000)	$6.62
Exercised	(200,000)	$1.03

Outstanding and exercisable at end of year	1,385,000	$1.39

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2003 – Page 9

Note 7	Common Stock – Note 14 – (cont’d)

	c)	Commitments: – (cont’d) Stock-based Compensation Plan – (cont’d)

	February 28, 2001

		Weighted
	Optioned	Average
	Shares	Exercise Price

Outstanding, beginning of year	110,000	$5.66
Granted	855,000	$6.93
Exercised	(5,000)	$0.75

Outstanding and exercisable at end of year	960,000	$6.62

At February 28, 2003, the following employee and director common share purchase options were outstanding and exercisable entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise	Expiry
Number	Price	Date

10,000	$1.03	June 22, 2003
15,000	$1.03	June 25, 2004
25,000	$1.03	June 8, 2005
305,000	$1.03	August 4, 2005
25,000	$1.03	March 22, 2006
25,000	$1.03	January 8, 2006
550,000	$2.30	December 18, 2006
50,000	$2.30	January 10, 2007
75,000	$1.00	June 5, 2007
100,000	$0.75	September 26, 2007
275,000	$1.00	February 1, 2008
100,000	$1.00	February 6, 2008
600,000	$0.50	February 6, 2008
25,000	$1.00	March 5, 2008
50,000	$1.00	June 6, 2008

2,230,000

The Company accounts for its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2003 – Page 10

Note 7	Common Stock – Note 14 – (cont’d)

c)

Commitments: – (cont’d)

Stock-based Compensation Plan– (cont’d)

SFAS No. 123, “Accounting for Stock-based Compensation,” requires the disclosure of pro-forma net loss and net loss per share by determining the fair value of the options awarded using the Black-Scholes option pricing model. Had compensation expense for the Company’s shares option plan been determined based on the Black-Scholes value at the date granted or on the date that share purchase options were repriced, pro-forma loss and loss per share would have been as follows:

	2003	2002	2001

Net loss	$ (1,651,536)	$ (1,630,892)	$ (1,427,579)
Pro-forma adjustment for SFAS 123	(764,000)	(1,525,150)	(5,001,805)

Pro-forma net loss	$ (2,415,536)	$ (3,156,042)	$ (6,429,384)

Pro-forma net loss per share	$ (0.34)	$ (0.53)	$ (1.11)

The fair value for these options was estimated at the date of the grant using the following weighted average assumption:

	2003	2002	2001

Volatility factor of expected market
price of company’s shares	173%	118%	53%
Dividend yield	0%	0%	0%
Weighted average expected life of
stock options	5yrs	5yrs	5yrs
Risk-free interest rate	2%	6.5%	5.5%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected share price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect fair value estimates.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2003 – Page 11

Note 8

Promissory Note Receivable

The promissory note in the principal amount of $585,000 (2001: $585,000) is due from shareholders of the Company, is due on demand, secured by a pledge of shares of a company owned by shareholders of the Company and bears interest at 9% per annum. The Company does not expect to demand payment within the next fiscal year.

Note 9	Related Party Transactions – Notes 6 and 8 The Company incurred the following items with directors, shareholders and companies with common directors and shareholders:

	2003	2002	2001

Advertising and marketing	$72,249	$-	$-
Consulting fees	$6,346	$-	$12,000
Interest expense	$3,675	$-	$-
Interest income	$(52,650)	$(54,736)	$(52,650)
Licence fees	$170,790	$126,199	$-
Management fees	$-	$-	$240,000
Provision for accrued interest
receivable	$52,650	$212,981	$-
Royalty expense	$9,210	$3,180	$3,710
Sales	$(68,435)	$(72,411)	$(44,547)
Wages and benefits	$153,228	$-	$-

The above noted items were measured by the exchange amount which is the amount agreed upon by transacting parties.

As at February 28, 2003, included in accounts receivable is $38,237 (2002: $Nil) due from a company with a common shareholder.

As at February 28, 2003, included in accounts payable is $69,985 (2002: $Nil) owing to directors, companies with common directors and a shareholder with respect to unpaid fees, purchases and expenses and $180,000 (2002: $Nil) owing to shareholders in respect of royalties payable.

As at February 28, 2003, included in convertible promissory notes payable is $77,000 (2002: $Nil) due to directors.

Note 10	Corporation Income Tax Loss Carry-Forwards

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2003 – Page 12

Note 10	Corporation Income Tax Loss Carry-Forwards – (cont’d)

Deferred tax assets
Net operating loss carryforwards	$2,768,400
Valuation allowance for deferred tax assets	(2,768,400)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of February 28, 2003, the Company had net operating loss carryforwards of approximately $6,921,000 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, begin to expire in 2004.

Note 11	Commitments

i)
In accordance with the terms of a development and consulting agreement dated May 2, 1997, the Company has agreed to pay a royalty of $0.50 for each unit sold of the backup radar collision avoidance device up to a maximum of 200,000 units.

	ii)	The Company has lease commitments for its office premises in Charlotte, North Carolina over the next three years as follows:

2004	$25,875
2005	26,413
2006	8,971

$61,259

Note 12	Supplemental Cash Flow Disclosures Non-cash Transactions:

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statements of cash flows:

During the year ended February 28, 2003, the Company issued 10,000 common shares at $1.05 per share pursuant to an agreement to settle debt totalling $10,500.

During the year ended February 28, 2002, the Company issued 59,406 common shares at $4.04 per share pursuant to agreements to settle debt totalling $240,000.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2003 – Page 13

Note 12	Supplemental Cash Flow Disclosures – (cont’d) During the year ended February 28, 2001:

	i)	the Company issued 314,560 common shares pursuant to the exercise of options at $0.77 per share for a total of $241,157 for which the funds had been received by the Company in a previous fiscal year.

ii)
the Company issued a total of 1,028,129 performance escrow shares valued at $6,935 in respect of the terms of agreements to acquire the rights to the backup radar collision avoidance device and the residual marketing rights it had not previously acquired.

Note 13

Major Customer

One customer of Sense Technologies Inc. accounted for approximately 24% of the sales for the year ended February 28, 2003. This customer had a balance of approximately $38,200 in accounts receivable at February 28, 2003.

Note 14	Subsequent Events Subsequent to February 28, 2003:

	-	the Company granted 50,000 share purchase options at $1.00 per share expiring five years from date of grant.

	-	the Company received $20,000 in respect of share subscription agreements to purchase 133,334 common shares at $0.15 per share.