Form 10QSB
period 2003-05-31
SENSE TECHNOLOGIES INC
filed 2003-07-15
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _____________ to ____________

Commission File Number: 000-29990

SENSE TECHNOLOGIES INC.
(Name of Small Business Issuer in its charter)

Yukon Territory (state or other jurisdiction of incorporation or organization)	90010141 (I.R.S. Employer I.D. No.)

800 Clanton Road, Suite U, Charlotte, North Carolina 28217
(Address of principal executive offices)

(704) 522-7999
(Issuer’s telephone number)

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

As of May 31, 2003, the registrant’s outstanding common stock consisted of 12,993,908 shares.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐     No  ☒

SENSE TECHNOLOGIES INC.

Index to Form 10QSB

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management Discussion and Analysis or Plan of Operation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sense Technologies, Inc.

	By:	/s/ James Cotter________
James Cotter
President

Date: July 15, 2003

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

May 31, 2003

(Stated in US Dollars)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEETS
May 31, 2003 and February 28, 2003
(Stated in US Dollars)

	(Unaudited)	(Audited)
	May 31,	February 28,
	2003	2003
ASSETS

Current
Cash	$3,525	$4,976
Accounts receivable	35,198	64,575
Inventory	851,569	920,280
Prepaids	31,593	30,652

	921,885	1,020,483
Capital assets	57,369	61,532
Intangible assets	142,822	142,822
	$1,122,076	$1,224,837

LIABILITIES

Current
Accounts payable – Note 3	$802,418	$757,922
Advance payable	25,000	20,000
Current portion of convertible promissory notes payable – Note 3	1,863,000	1,863,000
	2,690,418	2,640,922
Convertible promissory notes payable	25,000	25,000

	2,715,418	2,665,922

STOCKHOLDERS' (DEFICIENCY)

Common stock – Note 2	7,497,128	7,497,128
Common stock subscribed – Note 2	71,500	51,500
Promissory note receivable	(585,000)	(585,000)
Additional paid-in capital	62,529	57,279
Deficit	(8,639,499)	(8,461,992)

	(1,593,342)	(1,441,085)

	$1,122,076	$1,224,837

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF LOSS
for the three months ended May 31, 2003 and 2002
(Stated in US Dollars)

	2003	2002

Sales – Note 3	$123,130	$-
Direct costs – Schedule 1	82,678	-

Gross margin	40,452	-

Expenses
Advertising and marketing	1,714	56,079
Amortization	4,163	5,284
Bad debts – Note 3	18,007	-
Consulting fees	-	18,346
Filing fees	-	12,000
Insurance	20,941	18,844
Interest and bank charges	964	1,028
Interest on convertible promissory notes – Note 3	53,755	34,605
Legal and accounting – Note 3	21,121	129,658
Office and miscellaneous	5,058	4,133
Rent	6,937	6,625
Shareholder information and printing	543	57
Telephone and internet	4,429	3,703
Transfer agent fees	-	838
Travel	5,057	20,250
Wages and benefits – Note 3	70,020	101,003

	212,709	412,453

Loss before other items	(172,257)	(412,453)
Other items:
Non-cash compensation charge	(5,250)	-
Interest income – Note 3	13,163	-
Provision for accrued interest receivable – Note 3	(13,163)	-
Foreign exchange loss	-	(341)

Net loss for the period	$(177,507)	$(412,794)

Basic and diluted loss per share	$(0.03)	$(0.06)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF DEFICIT
for the three months ended May 31, 2003 and 2002
(Stated in US Dollars)

	2003	2002

Deficit, beginning of period	$(8,461,992)	$(6,810,456)

Net loss for the period	(177,507)	(412,794)

Deficit, end of period	$(8,639,499)	$(7,223,250)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended May 31, 2003 and 2002
(Stated in US Dollars)

	2003	2002

Operating Activities
Net loss for the period	$(177,507)	$(412,794)
Add items not involving cash:
Non-cash compensation charge	5,250	-
Amortization	4,163	5,284
Common shares issued for advertising services	-	10,500

	(168,094)	(397,010)
Changes in non-cash working capital balances related
to operations:
Accounts receivable	29,377	(578)
Inventory	68,711	(20,233)
Prepaids	(941)	(5,163)
Accounts payable	44,496	115,380
Advance payable	5,000	-

Net cash used in operations	(21,451)	(307,604)

Financing Activity
Common shares subscribed	20,000	51,500

Net cash provided by financing activity	20,000	51,500

Decrease in cash during the period	(1,451)	(256,104)

Cash, beginning of period	4,976	268,339

Cash, end of period	$3,525	$12,235

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
for the year ended February 28, 2003, and the three months ended May 31, 2003
(Stated in U.S. Dollars)

	Common Stock			Promissory		Common

	Issued		Paid-in	Note		Stock	Accumulated
	Shares	Amount	Capital	Receivable		Subscribed	Deficit	Total

Balance, February 28, 2002	12,983,908	$7,486,62	$5,27	$(585,00)	$		$(6,810,45)	$96,45
Issue of shares pursuant to an agreement to
settle debt – at $1.05	10,000	10,500	-	-		-	-	10,500
Common stock subscribed	-	-	-	-		51,500	-	51,500
Non-cash compensation charge	-	-	52,000	-		-	-	52,000
Net loss for the year ended February 28, 2003	-	-	-	-		-	(1,651,53)	(1,651,53)

Balance, February 28, 2003	12,993,908	7,497,128	57,279	(585,00)		51,500	(8,461,99)	(1,441,08)
Common stock subscribed	-	-	-	-		20,000	-	20,000
Non-cash compensation charge	-	-	5,250	-		-	-	5,250
Net loss for the three months ended
May 31, 2003	-	-	-	-		-	(177,50)	(177,50)
Balance, May 31, 2003	12,993,908	$7,497,12	$62,52	$(585,00)		$71,50	$(8,639,49)	$(1,593,34)

SEE ACCOMPANYING NOTES

Schedule 1

SENSE TECHNOLOGIES INC.
SCHEDULE OF DIRECT COSTS for the three months ended May 31, 2003 and 2002
(Stated in U.S. Dollars)

	2003	2002

Direct costs
Cost of sales	$68,711	$-
Manufacturing expenses	8,951	-
Royalties – Note 3	5,016	-

	$82,678	$-

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2003
(Stated in US Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying three months to May 31, 2003 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2003 are not necessarily indicative of the results that can be expected for the year ending February 28, 2004.

Note 2	Share Capital
	a)	Authorized: 99,250,000 common shares without par value
b)

Escrow:

At May 31, 2003, there are 5,970,190 shares held in escrow by the Company’s transfer agent. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

c)

Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2003 – Page 2
(Stated in US Dollars)

Note 2	Share Capital
	c)	Commitments: – (cont’d) Stock-based Compensation Plan – (cont’d)

	May 31, 2003		May 31, 2002

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at
beginning of period	2,230,000	$1.22	1,385,000	$1.39
Previously granted options vesting
during the period	100,000	$1.00	-	-
Granted	50,000	$1.00	-	-
Less: Share purchase options not
vested	(25,000)	$1.00	-	-

Outstanding and exercisable at end of
the period	2,355,000	$1.10	1,385,000	$1.39

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2003 – Page 3
(Stated in US Dollars)

Note 2	Share Capital
c)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

At May 31, 2003, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise	Expiry
Number	Price	Date

10,000	$1.03	June 22, 2003
15,000	$1.03	June 25, 2004
25,000	$1.03	June 8, 2005
305,000	$1.03	August 4, 2005
25,000	$1.03	March 22, 2006
25,000	$1.03	January 8, 2006
550,000	$2.30	December 18, 2006
50,000	$2.30	January 10, 2007
75,000	$1.00	June 5, 2007
100,000	$0.75	September 26, 2007
275,000	$1.00	February 1, 2008
100,000	$1.00	February 6, 2008
600,000	$0.50	February 6, 2008
25,000	$1.00	March 5, 2008
25,000	$1.00	March 14, 2008
50,000	$1.00	June 6, 2008
100,000	$1.00	March 6, 2009

2,355,000

Common Stock Subscribed

As at May 31, 2003, the Company has received $51,500 in respect of a private placement of 50,000 common shares at $1.03 per share and $20,000 in respect of a private placement of 133,332 shares at $0.15 per share. As at May 31, 2003, these shares had not been issued.

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2003 – Page 4
(Stated in US Dollars)

Note 3	Related Party Transactions The Company incurred the following items with directors, shareholders and companies with common directors and shareholders:

	2003	2002

Bad debts	$18,007	$-
Interest expense	$2,550	$-
Interest income	$(13,163)	$-
Legal and accounting	$1,500	$-
Provision for accrued interest receivable	$13,163	$-
Royalty expense	$5,016	$-
Sales	$(39,900)	$-
Wages and benefits	$36,486	$-

The above noted items were measured by the exchange amount which is the amount agreed upon by transacting parties.

As at May 31, 2003, included in accounts payable is $60,438 (February 28, 2003: $69,985) owing to directors and a shareholder with respect to unpaid fees and purchases and $185,016 (February 28, 2003: $180,000) owing to shareholders in respect of royalties payable.

As at May 31, 2003, included in convertible promissory notes payable is $77,000 (February 28, 2003: $77,000) due to directors.

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2003 – Page 5
(Stated in US Dollars)

MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Interim Financial Statements and Notes thereto for the three month periods ended May 31, 2003 and May 31, 2002.

Overview of Operations

Sense holds an exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert™ backing awareness system for motor vehicles utilizing microwave radar technology. The Company has begun manufacturing the product in Charlotte, NC by an outsourced vendor with extensive experience producing products for auto dealerships and OEMs. The Company has established a relationship with Hendrick Automotive Group (“HAG”) one of the largest auto dealership groups in the United States. HAG has agreed to offer the product at all of its 60 dealership nationwide. During 2001, HAG sold approximately 85,000 cars and trucks. Distribution of the product has expanded beyond HAG to included additional large auto dealership groups and aftermarket products distributors.

Results of Operations

For the period ended May 31, 2003 as compared to the period ended May 31, 2002.

Sales for the period ended May 31, 2003 were $123,130, an increase over nil in the period ended May 31, 2002. This increase is due to the Company’s entrance into the passenger car aftermarket including sales to Hendrick Automotive Group and UnitedAuto Group among others.

Direct costs of $82,678 for the period ended May 31, 2003 as opposed to nil in the period a year earlier were the result of manufacturing Guardian Alert systems for sale distributors. The company realized a positive gross margin contribution of $40,452.

General and administrative expenses were $212,709 for the period ended May 31, 2003 as compared to $412,453 for the period a year earlier, a decrease of approximately 48%. The savings resulted from a considerable drop in legal, advertising, marketing, travel and wages. In the period ended May 31, 2002, legal

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2003 – Page 6
(Stated in US Dollars)

expenses were higher due to the company’s attempt to appeal the delisting from the Nasdaq Smallcap Market and marketing expenses were higher due to one time costs associated with rebranding the product.

Liquidity and Capital Resources

At May 31, 2003, the company had cash and cash equivalents on hand of $3,525 compared with $4,976 at February 28, 2003. During the period ended May 31, 2003, the company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At February 28, 2003, the company’s had a working capital deficit of $1,768,533 compared to $1,620,439 at February 28, 2003. The decrease of working capital is largely reflected in the promissory notes payable in the amount of $1,863,000 that come due in the next fiscal year. Excluding the promissory notes payable, which the Company expects to renegotiate with longer maturities and an advance payable, working capital at May 31, 2003, was 119,467.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest bearing- securities.