Form 10QSB/A
period 2003-05-31
SENSE TECHNOLOGIES INC
filed 2003-07-23
CIK 1077638

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

(704) 522-7999
(Issuer’s telephone number)

________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

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

PART I– FINANCIAL INFORMATION

Item 1 – Financial Statements

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
(Stated in U.S. Dollars)

	Common Stock			Promissory		Common

	Issued		Paid-in	Note		Stock	Accumulated
	Shares	Amount	Capital	Receivable		Subscribed	Deficit	Total

Balance, February 28, 2002	12,983,908	$7,486,628	$5,279	$(585,000)	$		$(6,810,456)	$96,451
Issue of shares pursuant to an agreement to
settle debt – at $1.05	10,000	10,500	-	-		-	-	10,500
Common stock subscribed	-	-	-	-		51,500	-	51,500
Non-cash compensation charge	-	-	52,000	-		-	-	52,000
Net loss for the year ended February 28, 2003	-	-	-	-		-	(1,651,536)	(1,651,536)

Balance, February 28, 2003	12,993,908	7,497,128	57,279	(585,000)		51,500	(8,461,992)	(1,441,085)
Common stock subscribed	-	-	-	-		20,000	-	20,000
Non-cash compensation charge	-	-	5,250	-		-	-	5,250
Net loss for the three months ended
May 31, 2003	-	-	-	-		-	(177,507)	(177,507)

Balance, May 31, 2003	12,993,908	$7,497,128	$62,529	$(585,000)		$71,500	$(8,639,499)	$(1,593,342)

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

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2003 – Page 5
(Stated in US Dollars)

Item 2. Management’s Discussion and Analysis and Plan of Operations

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

General and administrative expenses were $212,709 for the period ended May 31, 2003 as compared to $412,453 for the period a year earlier, a decrease of approximately 48%. The savings resulted from a considerable drop in legal, advertising, marketing, travel and wages. In the period ended May 31, 2002, legal expenses were higher due to the company’s attempt to appeal the delisting from the Nasdaq Smallcap Market and marketing expenses were higher due to one time costs associated with rebranding the product.

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
May 31, 2003 – Page 7
(Stated in US Dollars)

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 2 -Change in Securities

None

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

99.1	Certification required pursuant to Rule 13a-14(a) or Rule 15d-14(a)
99.2	Certification required pursuant to 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sense Technologies, Inc.
(Registrant)

	By:	__/s/ James Cotter________
James Cotter, President

Date: July 15, 2003