Form 10QSB
period 2003-08-31
SENSE TECHNOLOGIES INC
filed 2003-10-16
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

   ☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2003

   ☐   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from ____________________ to __________________

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
YES ☐     NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 31, 2003, the registrant’s outstanding common stock consisted of 2,345,000 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐     NO ☒

SENSE TECHNOLOGIES INC.

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

August 31, 2003

(Stated in US Dollars)

(Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEETS
August 31, 2003 and February 28, 2003
(Stated in US Dollars)

	(Unaudited)	(Audited)
	August31,	February 28,
	2003	2003
ASSETS

Current
Cash	24,616	4,976
Accounts receivable	13,174	64,575
Inventory	852,797	920,280
Prepaids	29,377	30,652
	919,964	1,020,483
Capital assets	57,908	61,532
Intangible assets	142,822	142,822
	$1,120,694	$1,224,837

LIABILITIES

Current
Accounts payable – Note 3	$768,292	$757,922
Advances payable	80,000	20,000
Deferred revenue	165,000	-
Convertible promissory notes payable – Notes 3 and 5	1,888,000	1,863,000
	2,901,292	2,640,922
Convertible promissory notes payable	-	25,000
	2,901,292	2,665,922

STOCKHOLDERS' (DEFICIENCY)

Share capital – Notes 2 and 5	7,599,828	7,497,128
Common stock subscribed – Note 2	20,000	51,500
Promissory note receivable	(585,000)	(585,000)
Additional paid-in capital	62,529	57,279
Deficit	(8,877,955)	(8,461,992)
	(1,780,598)	(1,441,085)
	$1,120,694	$1,224,837

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF LOSS
for the three and six months ended August 31, 2003 and 2002
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2003	2002	2003	2002

Sales – Note 3	$160,150	$53,211	$283,280	$53,211
Direct costs – Schedule 1	108,137	36,821	190,815	36,821

Gross margin (loss)	52,013	16,390	92,465	16,390

Expenses
Advertising and marketing – Note 3	5,943	37,046	7,657	93,125
Amortization	4,411	5,285	8,574	10,569
Bad debts – Note 3	-	-	18,007	-
Consulting fees – Note 3	9,938	37,283	9,938	55,629
Filing fees	2,044	-	2,044	12,000
Insurance	30,833	3,537	51,774	22,381
Interest and bank charges	1,374	441	2,338	1,469
Interest on convertible promissory
notes – Note 3	53,755	43,490	107,510	78,095
Legal and accounting fees – Note 3	37,292	57,266	58,413	186,924
Office and miscellaneous	8,423	17,246	13,481	21,379
Rent	7,063	14,095	14,000	20,720
Shareholder information and
printing	10,052	10,105	10,595	10,162
Telephone and internet	2,675	6,638	7,104	10,341
Transfer agent fees	1,386	10,120	1,386	10,958
Travel	5,227	39,181	10,284	59,431
Wages and benefits – Note 3	105,574	82,551	175,594	183,554

	285,990	364,284	498,699	776,737

Loss before other items	(233,977)	(347,894)	(406,234)	(760,347)
Other items:
Other income	-	1,714	-	1,714
Interest income – Note 3	13,163	-	26,326	-
Provision for accrued interest
receivable – Note 3	(13,163)	-	(26,326)	-
Non-cash compensation charge	-	-	(5,250)	-
Foreign exchange	(4,479)	(7)	(4,479)	9348)

Net loss for the period	$(238,456)	$(346,187)	$(415,963)	$(758,981)

Loss per share	$(0.03)	$(0.05)	$(0.06)	$(0.11)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERM STATEMENTS OF DEFICIT
for the six months ended August 31, 2003 and 2002
(Stated in US Dollars)
(Unaudited)

	2003	2002

Deficit, beginning of period	$(8,461,992)	$(6,810,456)

Net loss for the period	(415,963)	(758,981)

Deficit, end of period	$(8,877,955)	$(7,569,437)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended August 31, 2003 and 2002
(Stated in US Dollars)
(Unaudited)

	2003	2002

Operating Activities
Net loss for the period	$(415,963)	$(758,981)
Add items not involving cash:
Non-cash compensation charge	5,250	-
Common shares issued for advertising and consulting services	6,250	10,500
Convertible promissory note payable issued for legal services	-	100,000
Amortization	8,574	10,569
	(395,889)	(637,912)
Changes in non-cash working capital items related to operations:
Accounts receivable	51,401	(32,531)
Inventory	67,483	(92,532)
Prepaids	1,275	(23,066)
Accounts payable	10,370	175,451
Advances payable	60,000	-
Deferred revenue	165,000	-
Cash used in operations	(40,360)	(610,590)

Financing Activities
Common shares subscribed	20,000	51,500
Common shares issued for cash	40,000	-
Proceeds from convertible promissory notes payable	-	350,000

Cash provided by financing activities	60,000	401,500

Investing Activity
Acquisition of capital assets	-	(8,906)

Cash used in investing activities	-	(8,906)

Increase (decrease) in cash during the period	19,640	(217,996)

Cash, beginning of period	4,976	268,339

Cash, end of period	$24,616	$50,343

Non-cash Transactions – Note 4

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENT OF STOCKHOLDERS’ (DEFICIENCY)
for the year ended February 28, 2003 and the six months ended August 31, 2003
(Stated in U.S. Dollars)
(Unaudited)

	Common Stock			Promissory	Common
	Issued		Paid-in	Note	Stock	Accumulated
	Shares	Amount	Capital	Receivable	Subscribed	Deficit	Total
Balance, February 28, 2002	12,983,908	$7,486,628	$5,279	$(585,000)	$-	$(6,810,456)	$96,451
Issue of shares pursuant to an agreement
to settle debt	10,000	10,500	-	-	-	-	10,500
Common stock subscribed	-	-	-	-	51,500	-	51,500
Non-cash compensation charge	-	-	52,000	-	-	-	52,000
Net loss for the year ended
February 28, 2003	-	-	-	-	-	(1,651,536)	(1,651,536)
Balance, February 28, 2003	12,993,908	7,497,128	57,279	(585,000)	51,500	(8,461,992)	(1,441,085)
Common stock subscribed	-	-	-	-	20,000	-	20,000
Common stock issued in exchange for
capital assets	4,950	4,950	-	-	-	-	4,950
Common stock issued for advertising and	25,000	6,250	-	-	-	-	6,250
consulting services
Common stock issued pursuant to a
private placement	50,000	51,500	-	-	-	-	51,500
Common stock subscription utilized	-	-	-	-	(51,500)	-	(51,500)
Common stock issued pursuant to a
private placement	266,664	40,000	-	-	-	-	40,000
Non-cash compensation charge	-	-	5,250	-	-	-	5,250
Net loss for the six months ended
August 31, 2003	-	-	-	-	-	(409,681)	(409,681)
Balance, August 31, 2003	13,340,622	$7,599,828	$62,529	$(585,000)	$20,000	$(8,871,673)	$(1,774,316)

SEE ACCOMPANYING NOTES

Schedule 1

SENSE TECHNOLOGIES INC.
SCHEDULE OF DIRECT COSTS
for the six months ended August 31, 2003 and 2002
(Stated in U.S. Dollars)

	Three months ended August 31,		Six months ended August 31,
	2003	2002	2003	2002
Direct costs
Cost of sales	$86,052	$36,080	$154,764	$36,080
Manufacturing expenses	15,802	741	24,753	741
Royalty expense – Note 3	6,282	-	11,298	-
	$108,137	$36,821	$190,815	$36,821

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERM FINANCIAL STATEMENTS

     August 31, 2003
(Stated in US Dollars)
(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying six months to August 31, 2003 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2003 are not necessarily indicative of the results that can be expected for the year ending February 28, 2004.

Note 2	Share Capital – Note 4

	a)	Authorized: 100,000,000 common shares without par value 20,000,000 preferred shares without par value

b)

Escrow:

At August 31, 2003, there are 5,970,190 shares held in escrow by the Company’s transfer agent. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

c)

Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

SENSE TECHNOLOGIES INC.
Notes to the Interim Financial Statements
August 31, 2003 – Page 2
(Stated in US Dollars)

Note 2	Share Capital – Note 4 – (cont’d)

	c)	Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

	August 31, 2003		August 31, 2002
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at
beginning of period	2,230,000	$1.22	1,385,000	$1.39
Previously granted options vesting
during the period	100,000	$1.00	-	-
Granted	50,000	$1.00	450,000	$3.28
Expired	(10,000)	$1.03	-	-
Less: Share purchase options not
vested	(25,000)	$1.00	(350,000)	$3.28
Cancelled	-	-	(290,000)	$1.02
Outstanding and exercisable at end of
the period	2,345,000	$1.10	1,195,000	$1.15

A non-cash compensation charge of $5,250, associated with the granting of options to a consultant, has been recognized in the financial statements for the period ended August 31, 2003.

The fair value for these options was estimated at the date of the grant using the following weighted average assumptions:

Volatility factor of expected market price of company’s shares	157%
Dividend yield	0%
Weighted average expected life of stock options	5	yrs
Risk-free interest rate	1.25%

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

SENSE TECHNOLOGIES INC.
Notes to the Interim Financial Statements
August 31, 2003 – Page 3
(Stated in US Dollars)

Note 2	Share Capital – Note 4 – (cont’d)

	c)	Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

At August 31, 2003, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

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
2,345,000

Common Stock Subscribed

As at August 31, 2003, the Company has received $20,000 in respect of a private placement of 133,334 common shares at $0.15 per share. As at August 31, 2003, hese shares had not been issued.

SENSE TECHNOLOGIES INC.
Notes to the Interim Financial Statements
August 31, 2003 – Page 4
(Stated in US Dollars)
Note 3	Related Party Transactions The Company incurred the following items with directors, shareholders and companies with common directors and shareholders:

		Three months ended			Six months ended
		August 31,			August 31,
		2003	2002		2003	2002

	Advertising and marketing	$-	$35,441	$		$35,441
	Bad debts	$-	$-		$18,007	$-
	Consulting fees	$-	$36,808		$-	$43,154
	Interest on convertible
	promissory notes	$2,425	$-		$4,975	$-
	Interest income	$(13,163)	$-		$(26,326)	$-
	Legal and accounting fees	$2,000	$-		$3,500	$-
	Provision for accrued interest
	receivable	$13,163	$-		$26,326	$-
	Royalty expense	$6,282	$-		$11,298	$-
	Sales	$-	$-		$(39,900)	$-
	Wages and benefits	$40,384	$-		$76,871	$-

The above noted items were measured by the exchange amount which is the amount agreed upon by transacting parties.

As at August 31, 2003, included in accounts payable is $53,203 (February 28, 2003: $69,985) owing to directors and a shareholder with respect to unpaid fees and purchases and $191,298 (February 28, 2003: $180,000) owing to shareholders in respect of royalties payable.

As at August 31, 2003, included in convertible promissory notes payable is $72,000 (February 28, 2003: $77,000) due to directors.

Note 4

Non-cash Transactions

Investing and financing activities that do not affect cash flows are excluded from the financial statements.

During the period ended August 31, 2003, the Company issued 25,000 common shares valued at $6,250 as consideration for advertising and consulting services performed. Also, the Company issued 4,950 common shares valued at $4,950 as consideration for acquisition of certain capital assets.

SENSE TECHNOLOGIES INC.
Notes to the Interim Financial Statements
August 31, 2003 – Page 5
(Stated in US Dollars)
Note 5	Subsequent Events Subsequent to August 31, 2003, the Company:

a)
exchanged its Series A Convertible secured promissory notes totalling $562,000 for new secured notes maturing August 30, 2005. The new secured notes, which bear interest at 10% per annum, are convertible into common shares at $0.29 per share.

b)
exchanged a total of $1,276,000 of its $1,326,000 unsecured promissory notes into Class A Preferred Shares at deemed price of $1 per share. The Class A Preferred Shares entitle the holders thereof to cumulative dividends of $0.10 per share annually and the right to convert the Preferred Shares into common shares at the rate of $0.29 per share. Holders of notes totalling $50,000 which have matured have received default judgements against the Company for the balance of the notes and these notes have not been exchanged. To date, no actions have been taken as to the furtherance of the execution of these default judgements.

MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Interim Financial Statements and Notes thereto for the three-month periods ended August 31, 2003 and August 31, 2002.

Overview of Operations

Sense holds an exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert™ backing awareness system for motor vehicles utilizing microwave radar technology. The Company manufactures the product in Charlotte, NC through an outsourced vendor with extensive experience producing products for auto dealerships and OEMs. The Company has established relationships with multiple large dealership groups and aftermarket product distributors.

Results of Operations

For the period ended August 31, 2003 as compared to the period ended May 31, 2003.

Sales for the period ended August 31, 2003 were $160,150, a 30% increase over the period ended May 31, 2003. This increase is due increasing volume from the Company’s existing customer base.

Direct costs were $108,137, a 30% increase over the period ended May 31, 2003. This amount is consistent with the growth in sales. The company realized a positive gross margin contribution of $52,013.

General and administrative expenses were $285,990 for the period ended August 31, 2003 as compared to $212,709 for the period ended May 31, 2003. The increase was partially attributable to a rise in wages and benefits and insurance cost.

Liquidity and Capital Resources

At August 31, 2003, the company had cash and cash equivalents on hand of $24,616 compared with $4,976 at May 31, 2003. During the period ended August 31, 2003, the company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest bearing- securities.

SIGNATURES	/s/ James Cotter, President
Sense Technologies, Inc.

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

Date:	October 15, 2003	SENSE TECHNOLOGIES INC.
(Registrant)

		By:	/s/ James H. Cotter
James H. Cotter, President