Form 10QSB/A
period 2003-08-31
SENSE TECHNOLOGIES INC
filed 2003-10-22
CIK 1077638

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

As of October 20, 2003, the registrant’s outstanding common stock consisted of 13,340,522 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐     NO ☒

Item 6 - Exhibits and Reports on Form 8-K

(a)	31.1	Certification required pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	32.1	Certification required pursuant to 18 U.S.C. 1350

(b)	No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 21, 2003	SENSE TECHNOLOGIES INC.
(Registrant)

		By:	/s/ James H. Cotter
James H. Cotter, President