Form 10QSB
period 2003-11-30
SENSE TECHNOLOGIES INC
filed 2004-01-16
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2003

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _____________ to _______________

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

As of November 30, 2003, the registrant’s outstanding common stock consisted of 13,340,522 shares.

Transitional Small Business Disclosure Format (Check one):
YES  ☐  NO ☒

SENSE TECHNOLOGIES INC.

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

November 30, 2003

(Stated in US Dollars)

(Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEET
November 30, 2003 and February 28, 2003
(Stated in US Dollars)
(Unaudited)

		(Note 6)
	(Unaudited)	(Audited)
	November 30	February 28,
	2003	2003
ASSETS

Current
Cash	$3,876	$4,976
Accounts receivable	9,980	64,575
Inventory	769,001	920,280
Prepaids	6,342	30,652
	789,199	1,020,483
Capital assets	53,622	61,532
Intangible assets	143,309	142,822
	$986,130	$1,224,837

LIABILITIES

Current
Accounts payable – Note 4	$479,449	$757,922
Advances payable – Note 4	82,000	22,000
Convertible promissory notes payable – Note 2	50,000	1,861,000
	611,449	2,640,922
Convertible promissory notes payable – Notes 3 and 4	623,974	25,000
	1,235,423	2,665,922

STOCKHOLDERS' (DEFICIENCY)

Share capital – Note 2	7,599,828	7,497,128
Common stock subscribed – Note 2	51,000	51,500
Preferred stock subscribed – Note 2	1,593,025	-
Promissory note receivable	(585,000)	(585,000)
Additional paid-in capital	62,529	57,279
Deficit	(8,970,675)	(8,461,992)
	(249,293)	(1,441,085)
	$986,130	$1,224,837

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENT OF LOSS
for the three and nine months ended November 30, 2003
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2003	2002	2003	2002

Sales – Note 4	$175,906	$137,457	$459,186	$190,668
Direct costs – Schedule 1	147,485	103,313	338,300	140,134
Gross margin	28,421	34,144	120,886	50,534
Administrative Expenses
Advertising and marketing	1,165	4,207	8,822	97,332
Amortization	4,286	5,508	12,860	16,077
Bad debts – Note 4	-	-	18,007	-
Consulting fees – Note 4	-	425	9,938	56,054
Filing fees	1,597	-	3,641	12,000
Insurance	23,986	12,498	75,760	34,879
Interest and bank charges	810	1,315	3,148	2,784
Interest on convertible promissory
notes – Note 4	20,664	44,859	128,174	122,954
Legal and accounting fees – Note 4	11,031	31,636	69,444	218,560
Office and miscellaneous	772	3,915	14,253	25,294
Rent (recovered)	(1,852)	11,561	12,148	32,281
Shareholder information and
printing (recovered)	(318)	3,175	10,277	13,337
Telephone and internet	5,638	3,593	12,742	13,934
Transfer agent fees	1,514	1,732	2,900	12,690
Travel	6,031	8,711	16,315	68,142
Wages and benefits – Note 4	45,817	72,540	221,411	256,094
	121,141	205,675	619,840	982,412
Loss before other items	(92,720)	(171,531)	(498,954)	(931,878)
Other items
Other income	-	24,986	-	26,700
Interest income – Note 4	13,162	15	39,488	15
Provision for accrued interest
receivable – Note 4	(13,162)	-	(39,488)	-
Foreign exchange loss	-	(1)	(4,479)	(349)
Non-cash compensation charge	-	-	(5,250)	-
	-	25,000	(9,729)	26,366
Net loss for the period	$(92,720)	$(146,531)	$(508,683)	$(905,512)
Basic loss per share	$(0.01)	$(0.02)	$(0.07)	$(0.13)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENT OF DEFICIT
for the nine months ended November 30, 2003
(Stated in US Dollars)
(Unaudited)

	2003	2002

Deficit, beginning of period	$(8,461,992)	$(6,810,456)

Net loss for the period	(508,683)	(905,512)

Deficit, end of period	$(8,970,675)	$(7,715,968)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENT OF CASH FLOWS
for the nine months ended November 30, 2003
(Stated in US Dollars)
(Unaudited)

	2003	2002

Operating Activities
Net loss for the period	$(508,683)	$(905,512)
Add items not involving cash:
Non-cash compensation charge	5,250	-
Common shares issued for advertising
and consulting services	6,250	-
Amortization	12,860	16,077
Changes in non-cash working capital
items related to operations:
Accounts receivable	54,595	(8,879)
Inventory	151,279	(181,524)
Prepaids	24,310	(13,316)
Accounts payable	102,526	421,112
Advances payable	60,000	-

Cash used in operations	(91,613)	(672,042)

Financing Activities
Proceeds from share subscriptions	51,000	51,500
Common shares issued for cash	40,000	-
Proceeds from convertible promissory
notes payable	-	372,000

Cash provided by financing activities	91,000	423,500

Investing Activities
Acquisition of capital assets	-	(8,907)
Patent costs	(487)	-

Cash used in investing activities	(487)	(8,907)

Decrease in cash during the period	(1,100)	(257,449)

Cash, beginning of period	4,976	268,339

Cash, end of period	$3,876	$10,890

Supplementary cash flow information:
Cash paid for:
Interest	$-	$17,045
Income taxes	$-	$-

Non-cash transactions – Note 4

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENT OF STOCKHOLDERS’ (DEFICIENCY)
for the year ended February 28, 2003 and the nine months ended November 30, 2003
(Stated in U.S. Dollars)
(Unaudited)

	Common Stock			Promissory	Common	Preferred
	Issued		Paid-in	Note	Stock	Stock	Accumulated
	Shares	Amount	Capital	Receivable	Subscribed	Subscribed	Deficit	Total

Balance, February 28, 2002	12,983,908	$7,486,628	$5,279	$(585,000)	$-	$-	$(6,810,456)	$96,451
Issue of shares pursuant to an agreement
to settle debt – at $1.05	10,000	10,500	-	-	-	-	-	10,500
Common stock subscribed	-	-	-	-	51,500	-	-	51,500
Non-cash compensation charge	-	-	52,000	-	-	-	-	52,000
Net loss for the year ended
February 28, 2003	-	-	-	-	-	-	(1,651,536)	(1,651,536)

Balance, February 28, 2003	12,993,908	7,497,128	57,279	(585,000)	51,500	-	(8,461,992)	(1,441,085)
Common stock subscribed	-	-	-	-	51,000	-	-	51,000
Common stock issued in exchange for
capital assets	4,950	4,950	-	-	-	-	-	4,950
Common stock issued for advertising
and consulting services	25,000	6,250	-	-	-	-	-	6,250
Common stock issued pursuant to a
private placement– at $1.03	50,000	51,500	-	-	-	-	-	51,500
Common stock subscription utilized	-	-	-	-	(51,500)	-	-	(51,500)
Common stock issued pursuant to a
private placement – at $0.15	266,664	40,000	-	-	-	-	-	40,000
Preferred stock subscribed	-	-	-	-	-	1,593,025	-	1,593,025
Non-cash compensation charge	-	-	5,250	-	-	-	-	5,250
Net loss for the nine months ended
November 30, 2003	-	-	-	-	-	-	(508,683)	(508,683)

Balance, November 30, 2003	13,340,522	$7,599,828	$62,529	$(585,000)	$51,000	$1,593,025	$(8,970,675)	$(249,293)

SEE ACCOMPANYING NOTES

                        SENSE TECHNOLOGIES INC.              Schedule 1
SCHEDULE OF DIRECT COSTS
for the nine months ended November 30, 2003 and 2002
(Stated in U.S. Dollars)

	Three months ended		Nine months ended
	November 30,		November 30,
	2003	2002	2003	2002

Cost of sales	$104,463	$94,490	$259,227	$130,570
Manufacturing expenses	35,396	1,107	60,149	1,848
Royalty expense – Note 4	7,626	7,716	18,924	7,716

	$147,485	$103,313	$338,300	$140,134

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2003
(Stated in US Dollars)
(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying nine months to November 30, 2003 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2003 are not necessarily indicative of the results that can be expected for the year ending February 28, 2004.

Note 2	Share Capital – Note 4

	a)	Authorized: 100,000,000 common shares without par value 20,000,000 preferred shares without par value

b)

Escrow:

At November 30, 2003, there are 5,970,190 shares held in escrow by the Company’s transfer agent. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

c)

Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

Sense Technologies Inc.
Notes to the Interim Financial Statements
August 31, 2003 – Page 2
(Stated in US Dollars)

Note 2	Share Capital – Note 4 – (cont’d)

	c)	Commitments: – (cont’d) Stock-based Compensation Plan – (cont’d)

	November 30, 2003		November 30, 2002
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at
beginning of period	2,230,000	$1.22	1,385,000	$1.39
Previously granted options vesting
during the period	100,000	$1.00	-	-
Granted	50,000	$1.00	450,000	$3.28
Expired	(10,000)	$1.03	-	-
Less: Share purchase options not
vested	(25,000)	$1.00	(350,000)	$3.28
Cancelled	-	-	(290,000)	$1.02
Outstanding and exercisable at end of
the period	2,345,000	$1.10	1,195,000	$1.15

A non-cash compensation charge of $5,250, associated with the granting of options to a consultant, has been recognized in the financial statements for the period ended November 30, 2003.

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

Stock-based Compensation Plan – (cont’d)

At November 30, 2003, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

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
2,345,000

Common Stock Subscribed

As at November 30, 2003, the Company has received $51,000 in respect of private placements of 340,000 common shares at $0.15 per share. As at November 30, 2003, these shares had not been issued.

Sense Technologies Inc.
Notes to the Interim Financial Statements
August 31, 2003 – Page 4
(Stated in US Dollars)

Note 2	Share Capital – Note 4 – (cont’d)

	c)	Commitments: – (cont’d)

Preferred Stock Subscribed

As at November 30, 2003, the Company entered into agreements with holders of its unsecured promissory notes in the principal amount of $1,276,000 to exchange their notes, along with accrued interest thereon, for Class A preferred shares. These shares entitle the holders thereof to cumulative dividends of $0.10 per share annually and the right to convert the preferred shares into common shares at the rate of $0.29 per share. The shares are redeemable at the option of the Company at any time after August 30, 2005 at the redemption price of $1.00 per share plus payment of unpaid dividends. As at November 30, 2003, these preferred shares have not been issued. Holders of notes in the principal amount of $50,000 which have matured have received default judgments against the Company for the balance of the notes and these notes have not been exchanged.

Note 3

Convertible Promissory Notes

During the period ended November 30, 2003, the Company exchanged its Series A Convertible Promissory notes in the principal amount of $560,000 along with accrued interest thereon into Series B Secured Promissory notes bearing interest at 10% per annum and maturing on August 30, 2005. The notes are convertible into common shares at $0.29 per share. The notes are secured by a charge over the Company’s inventory.

Note 4	Related Party Transactions The Company incurred the following items with directors, shareholders and companies with common directors and shareholders:

	Three months ended		Six months ended
	November 30,		November 30,
	2003	2002	2003	2002

Advertising and marketing	$-	$-	$-	$35,441
Bad debts	$-	$-	$18,007	$-
Consulting fees	$-	$-	$-	$43,154
Interest on convertible
promissory notes	$1,411	$-	$6,386	$-
Interest income	$(13,163)	$-	$(39,489)	$-
Legal and accounting fees	$1,000	$2,890	$4,500	$4,890
Provision for accrued interest
receivable	$13,163	$-	$38,489	$-
Royalty expense	$7,626	$7,716	$18,314	$7,716
Sales	$-	$-	$(39,900)	$-
Wages and benefits	$34,615	$37,500	$111,486	$112,500

Sense Technologies Inc.
Notes to the Interim Financial Statements
August 31, 2003 – Page 5
(Stated in US Dollars)

Note 4

Related Party Transactions – (cont’d)

The above noted items were measured by the exchange amount which is the amount agreed upon by transacting parties.

As at November 30, 2003, included in accounts payable is $69,715 (February 28, 2003: $69,985) owing to directors and a shareholder with respect to unpaid fees and purchases and $198,924 (February 28, 2003: $180,000) owing to shareholders in respect of royalties payable.

As at November 30, 2003, included in advances payable is $2,000 (February 28, 2002: $2,000) due to a director.

As at November 30, 2003, included in convertible promissory notes payable is $77,344 (February 28, 2003: $70,000) due to directors.

Note 5

Non-cash Transactions

Investing and financing activities that do not affect cash flows are excluded from the statement of cash flows. The following transactions have been excluded from the statement of cash flows:

During the period ended November 30, 2003, the Company issued 25,000 common shares valued at $6,250 as consideration for advertising and consulting services performed and issued 4,950 common shares valued at $4,950 as consideration for acquisition of certain capital assets.

Note 6	Comparative Figures Certain of the comparative figures have been reclassified to conform with current period’s presentation.

MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Interim Financial Statements and Notes thereto for the periods ended November 30, 2003 and November 30, 2002.

Overview of Operations

Sense holds an exclusive license to manufacture, distribute, market and sublicense worldwide, a patented technology which is used to produce the Guardian Alert™ backing awareness system for motor vehicles utilizing microwave radar technology. The Company manufactures the product in Charlotte, NC through an outsourced vendor with extensive experience producing products for auto dealerships and OEMs. The Company has established relationships with multiple large dealership groups and aftermarket product distributors.

Results of Operations

For the period ended November 30, 2003 as compared to the period ended November 30, 2002.

Sales for the period ended August 31, 2003 were $175,906, a 28% increase over the period ended November 30, 2002. This increase is due increasing volume from the Company’s existing customer base.

Direct costs were $147,485, a 43% increase over the period a year earlier. This amount is generally consistent with the growth in sales. The company realized a positive gross margin contribution of $28,421.

General and administrative expenses were $121,141 for the period ended November 30, 2003 as compared to $205,675 for the period a year earlier. The favorable decrease was attributable strict cost controls deployed to conserve cash.

Liquidity and Capital Resources

At November 30, 2003, the company had cash and cash equivalents on hand of $3,876 compared with $4,976 at the start of the fiscal year. During the period ended November 30, 2003, the company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest bearing- securities.

SIGNATURES	“James Cotter”, President Sense Technologies, Inc.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 2 -Change in Securities

None

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 15, 2004	SENSE TECHNOLOGIES INC.
(Registrant)

	By:	/s/ James H. Cotter
James H. Cotter, President