Form 10KSB
period 2004-02-29
SENSE TECHNOLOGIES INC
filed 2004-07-15
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒   Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 29, 2004

☐  Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]
for the transition period from _________________ to ____________________

000-29990
(Commission file number)

SENSE TECHNOLOGIES INC.
(Name of small business issuer in its charter)

Yukon Territory	90010141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

800 Clanton Road, Suite U, Charlotte, North Carolina 28217 Telephone: (704) 522-7999
(Address, zip code, and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: US$474,817.

As of June 30, 2004, the aggregate market value of the voting common equity held by non- affiliates of the registrant was US$800,431, based on the closing trade reported on the NASD Over-the-Counter Bulletin Board quotation system. Shares of Common Stock held by each officer and director and by each person known to the issuer who owns 5% or more of the outstanding Common Stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of June 30, 2004, the Registrant's outstanding common stock consisted of 13,340,522 shares.

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

PART I.

Item 1. DESCRIPTION OF THE BUSINESS

Overview

We develop and market sensing devices for the automotive industry. Our core product is called the Guardian AlertTM Doppler Awareness System. The Guardian AlertTM Doppler Awareness System uses radar technology to warn vehicle drivers of the presence of people or obstacles in blind spots that exist behind their vehicles when backing up. Our business strategy is to utilize the skills and industry background of management and others in order to market the product to automobile and truck manufacturers and dealers, fleet operators, and other automotive industry participants. We will require additional financing in order to carry out our strategy. The Company began manufacturing the Guardian AlertTM Doppler Awareness System for the passenger car market during the first quarter of fiscal 2003. Marketing of the product began concurrently with production and has resulted in sales to several large car dealership groups, individual dealerships and aftermarket products distributors. We are presently expanding our marketing efforts to increase our presence in the fleet vehicle market, passenger car aftermarket and additional new channels.

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

Our shares are currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the trading symbol SNSG.OB. We were previously listed on the both the Canadian Venture Exchange (now called the TSX Venture Exchange) and the Nasdaq SmallCap Market. We voluntarily delisted our shares from the Canadian Venture Exchange on October 3, 2001. On April 25, 2002 our stock was delisted from the Nasdaq Small Cap Market as we were unable to meet quantitative listing requirements.

Our administrative office is located at 2535 N. Carleton Avenue, Grand Island, Nebraska and our sales office is located at 725 N Hwy A-1-A, Suite C-106, Jupiter, Florida. We have vacated the office at 800 Clanton Road, Suite U, Charlotte, North Carolina, and are attempting to sublease it.

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

Our Guardian AlertTM Doppler Awareness System products are based on a patented system using Doppler radar technology. We acquired and hold worldwide rights to manufacture and sell the system.

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

A June, 1998 license agreement with S&S Distributing, LLC to market Sense products in the fleet vehicle market is no longer in effect. However, S&S Distributing, LLC continues to sell units in that market.

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

Accordingly, the target market for our Guardian AlertTM Doppler Awareness System product can be identified as follows:

  Manufacturers of vehicles, including cars, sport utility vehicles, light trucks, heavy vehiclesand equipment, and original equipment suppliers to these manufacturers.
  Owners of commercial fleet vehicles and government departments and agencies using fleetvehicles.
  Consumer outlets of after-market automotive accessories, including dealerships, automotiveservice shops and automotive retailers, direct sales via the Internet and infomercials.

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

We believe that consumers weigh cost, safety benefit to persons and property and aesthetic appeal in making a decision to purchase a backing awareness product. We believe that the products ease of demonstration and high degree of functionality can provide a consumer with an appreciation of the benefits in protection of property and person. We estimate the cost of a system installed on a consumer vehicle would generally range between $300 to $700 which we believe would appeal to most new-vehicle buyers that are interested in the safety and protection aspect of the product. In perspective, the cost of the product is less than typical insurance deductibles and therefore avoiding one incident would allow the product to pay for itself. In addition to actual repair cost, Guardian AlertTM Doppler Awareness System purchasers also receive the benefit of saving the considerable time and inconvenience of having their vehicle repaired and processing insurance claims. Our product can also be installed beneath the plastic skin of a bumper, thereby not altering the appearance of the vehicle.

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

Licenses & Royalties

We hold worldwide rights to develop, manufacture, market and license the Guardian AlertTM Doppler Awareness System technology and products. We hold these rights pursuant various license agreements with S&S and Driver Alert Group, the original group of patent holders and Stinson & Associates, a holder of certain rights under license from Driver Alert Group. These license agreements provide us with the right to market the products to all federal, state, local and foreign governments and agencies, including the postal service, the rights to enter into manufacturing and marketing agreements with automotive and other manufacturers worldwide, and generally the rights to any other markets including school buses, construction equipment and mining equipment.

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

In the event these minimum sales are not realized, we are obligated to pay an amount in lieu of royalties equal to the royalties that would have been payable if the minimum number of units were manufactured and sold. Commencement of Commercial Production took place on October 1, 1999. During the fiscal year ended February 28, 2002 we paid a minimum royalty payment of $128,388 to maintain the licenses in good standing. In 2003 and 2004, the Company did not pay its minimum royalty payment.

We entered into a sub-license agreement with S&S Distributing, LLC of Elkhorn, Nebraska whereby S&S acquired certain rights to develop, market and distribute Guardian AlertTM Doppler Awareness System products in 1998, but it is no longer in effect. The sub-license agreement provided for certain minimum purchases of products from Sense, and certain expenditure requirements for development and marketing. The sub-license also provided that any new versions of the sensing device that are developed by S&S will be made available for manufacture and distribution by Sense. S&S is continuing to sell Sense units.

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

Employees

We currently are selling product by paying commissions on achieved sales, and have no payroll.

Item 2. DESCRIPTION OF PROPERTY

Sales inquiries are being processed for Sense by Tim Goldsbury and Associates, Inc., at Alhambra Plaza, 725 N. Hwy A-1-A, Jupiter, FL 33477. Administration is handled from offices located at 2535 N Carleton Avenue, Grand Island, Nebraska. We have vacated 800 Clanton Road, Suite U, Charlotte, North Carolina, and are attempting to sublease that space.

Item 3. LEGAL PROCEEDINGS

We have not received notice of any current legal proceedings involving our Company. We are aware of two product manufacturers that we believe are infringing our patents and will evaluate whether to pursue litigation as resources permit.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock and Shareholder Matters

Price quotations for trades in our shares are currently posted on the Over-the-Counter Bulletin Board ("OTCBB"), which is a quotation service administered by the National Association of Securities Dealers (NASD). Our trading symbol on this service is "SNSG". From June of 2000 to April 25, 2002, our shares were traded on the Nasdaq SmallCap Market. Our shares were also listed on the Canadian Venture Exchange (now called the TSX Venture Exchange) until October 3, 2001, when we voluntarily delisted.

The following table shows the high and low sales prices, in U.S. dollars, of our common stock on the Nasdaq SmallCap Market and high/low trading prices on the OTCBB for each quarter within the last two fiscal years:

Quarter Ended	High	Low
February 29, 2004	$0.25	$0.11
November 30, 2003	$0.39	$0.06
August 31, 2003	$0.38	$0.11
May 31, 2003	$0.37	$0.11
February 28, 2003	$0.44	$0.17
November 30, 2002	$0.55	$0.17
August 31, 2002	$1.39	$0.27
May 31, 2002	$2.75	$0.07

As of February 29, 2004, there were 13,340,522 shares of our common stock issued and outstanding. As of February 29, 2004, there were 248 holders of record of our common stock.

The Company has not declared any cash dividends for the last two fiscal years. There are no dividend restrictions in the Company.

Recent Sales of Unregistered Securities

On July 25, 2003, we issued 5,000 common shares to one (1) accredited investor under Rule 506 of Regulation D, valued for accounting purposes at US$0.25, in settlement of debt in the amount of US$5,150. The price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On July 25, 2003, one (1) accredited investor under Rule 506 of Regulation D, subscribed for 50,000 common shares at a price of US$1.03 per share for total proceeds to the Company of US$51,500. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On July 25, 2003, three (3) accredited investors under Rule 506 of Regulation D, subscribed for an aggregate of 266,664 common shares at a price of US$0.15 per share for total proceeds to the Company of US$39,999.60. The price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On July 25, 2003, we issued 10,000 common shares to one (1) accredited investor under Rule 506 of Regulation D, valued for accounting purposes at US$0.25, in settlement of debt in the amount of US$10,000. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On July 25, 2003, we issued 10,000 common shares to one (1) accredited investor under Rule 506 of Regulation D, valued for accounting purposes at US$0.25, in settlement of debt in the amount of US$10,500. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On July 25, 2003, we issued 4,950 common shares to one (1) accredited investor under Rule 506 of Regulation D at a deemed price of US$1.00 per share to settle debt in the amount of US$4,950. The price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

During the year ended February 29, 2004, we issued Series "B" 10% convertible secured promissory notes (the "Secured Notes") in the aggregate principal amount of US$560,000, in exchange for an equal principal amount of our outstanding Series "A" 10% convertible secured promissory notes to nine (9) accredited investors, under Rule 506 of Regulation D. The Secured Notes will become due on demand made on or after August 30, 2005 and will be convertible into our common shares at the rate of US$0.29 per share. The Secured Notes may be redeemed in whole or in part at the election of Sense upon 10 days of notice being sent to the holder, at any time after August 30, 2005 at a redemption price equal to the principal amount being redeemed, plus accrued but unpaid interest thereon. The offer to redeem the Note will be made pro-rata to all note holders. The conversion price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

During the year ended February 29, 2004, we received subscriptions for Class "A" Preferred Shares (the "Class A Shares") in the principal amount of US$1,276,000 plus accrued interest of US$317,025, in exchange for our outstanding Convertible Unsecured Promissory Notes (the "Unsecured Notes") to twenty (20) accredited and two (2) non-accredited investors, under Rule 506 of Regulation D. The Class A Shares will be issued at a deemed price of US$1.00 and be convertible into common shares at the rate of US$0.29. The holders of the Class A Shares will be entitled to receive quarterly dividends calculated at the rate of US$0.10 per annum per Class A Share. If dividends are not paid in any quarter, then they shall cumulate and be payable in a subsequent quarter. The Class A Shares may be redeemed pro-rata at the option of the Company at any time after August 30, 2005 at the rate of US$1.00 per share plus all outstanding dividends thereon. The conversion price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

During the year ended February 29, 2004, we granted stock options to purchase up to 50,000 common shares of the Company at an exercise price of US$1.00 to one (1) accredited investor,

under Rule 506 of Regulation D. The exercise price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

The following table sets forth information respecting our compensation plans as at February 29, 2004, under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,215,000	$1.31	785,000
Equity compensation plans not approved by security holders	Nil	N/A	N/A
Total	1,215,000	$1.31	785,000

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the period ended February 29, 2004 and February 28, 2003.

Overview of Operations

Sense holds an exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert ™ backing awareness system for motor vehicles utilizing microwave radar technology. The Company manufactures the product in Charlotte, NC through an outsourced vendor with extensive experience producing products for auto dealerships and OEMs. The Company has established relationships with multiple large dealership groups and aftermarket product distributors.

The Company plans to complete development of its next-generation product and continue to increase sales through continued development of new marketing relationships.

Results of Operations

For the period ended February 29, 2004 as compared to the period ended February 28, 2003.

Sales for the period ended February 29, 2004 were $474,817, a 63 percent increase over the period ended February 28, 2003. This difference is due increasing volume from the Company's existing customer base.

Direct costs were $400,263, a 98 percent increase over the period ended February 28, 2003. This amount includes a $30,000 development cost expenses in the current year. The Company realized a positive gross margin contribution of $74,554.

General and administrative expenses were $772,632 for the period ended February 29, 2004 as compared to $1,224,550 for the period ended February 28, 2003. The decrease was partially attributable to a reduction in wages and benefits, interest, professional fees, rent, advertising and travel costs

Included in other items in the current year was a charge for license fees in the amount of $280,380, an increase of $109,590 or 64% from $170,790 charged in 2003. In accordance with the Company's license agreement, the Company must achieve production milestones in each calendar year to maintain its exclusivity with respect to the product. These license fee charges reflect the royalty owed on a minimum sales requirement of a cumulative 110,000 units up to December 31, 2003. Also, the company incurred an intangible asset impairment writedown of $135,010 in the current year, compared to -0- in the prior year.

Liquidity and Capital Resources

At February 29, 2004, the Company had cash and cash equivalents on hand of $1,800 compared with $4,976 at February 28, 2003. During the period ended February 29, 2004, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At February 29, 2004, we had a working capital deficit of $307,101 compared to a working capital deficit of $1,498,882 at February 28, 2003. The reduction of the working capital deficit is largely due to restructuring certain unsecured promissory notes into preferred stock.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Item 7. FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended February 29, 2004 are attached to this Report following the signature page.

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

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table contains information regarding the members of the Board of Directors and the Executive of Sense as of the date of this Form 10-KSB:

Name	Age	Position
Bruce E. Schreiner	49	President, Chief Executive Officer and Director
David Hansing	54	Director
James R. Iman	59	Director
Cynthia L. Schroeder	44	Director
James N. Morton	58	Corporate Secretary

All of the Officers identified above serve at the discretion of the Board and have consented to act as Directors of the Company.

Biographical information for each of the above-noted Directors is set forth below:

BRUCE E. SCHREINER, CPA. Mr. Schreiner has been a Director of Sense since August 10, 1993 and the President and Chief Executive Officer of Sense since March 4, 2004. Mr. Schreiner is responsible for all financial matters customarily related to Sense's operations and serves as the general manager of Sense. Mr. Schreiner received a Bachelor of Arts Degree, from Hastings College in 1975, graduating magna cum laude, with majors in Economics and Business Administration with an emphasis in accounting. Mr. Schreiner has been a certified public accountant since November 1976, to the present. Mr. Schreiner is presently a partner in Schroeder & Schreiner, P.C., a certified public accounting firm. Mr. Schreiner has experience in the wholesale automotive parts industry, electronic parts manufacturing and national-level retail marketing. Mr. Schreiner is also an expert in tax law and accounting.

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

JAMES R. IMAN. Mr. Iman is currently associated with Corporate Finance Consulting Services of Fort Worth, Texas. He studied Business and Economics at Midwestern State University in Wichita Falls Texas. He has extensive experience in business, and has had past associations with First DFW Bankers Investment Banking Group, HRM (Division of Halliburton), and NCR, among others.

CYNTHIA L. SCHROEDER, CPA. Ms. Schroeder was re-appointed as Director of Sense on June 18, 2004 and previously served as a Director of Sense from June 8, 2000 to August 27, 2003. Ms. Schroeder from 1987 to the present has been the Senior Vice President and Chief Financial Officer of Bethphage located in Omaha, Nebraska. In her current position as a Certified Public Accountant, Ms. Schroeder is responsible for the financial analysis of a number of corporations. She is responsible for reviewing the financial condition of each organization with the respective CEO and to serve as staff liaison to each Board and related Finance and Audit Committees. From 1982 to 1987, Ms. Schroeder worked with Larsen, Schroeder & Associates, P.C. where she was a staff accountant and Manager for auditing, accounting and tax engagements. Ms. Schroeder received a Bachelor of Science Degree in Accounting from the University of Nebraska and passed the Certified Public Accountant exam in 1982. Ms. Schroeder is a member of the American Institute of Certified Public Accountants and Nebraska Society of Certified Public Accountants.

JAMES N. MORTON. Mr. Morton was appointed Corporate Secretary of Sense on June 18, 2004. Mr. Morton is the founding and senior partner of Morton & Company, a British Columbia Canada law firm which, since 1980, has restricted its practice to corporate and securities law. Mr. Morton's practice includes TSX Venture Exchange and Toronto Stock Exchange listed companies, OTCBB companies and private companies with businesses in industrial, technology, mineral and oil & gas exploration. Mr. Morton has extensive experience with public and private financings, initial public offerings, takeovers, property acquisitions, dispositions and joint ventures, corporate restructurings and re-organizations, take-over bids, shareholder meetings, continuous disclosure issues and corporate governance. Mr. Morton is currently a Director of Pathfinder Resources Ltd., a publicly traded company listed on the TSX Venture Exchange, and President and Director of Blackcomb Capital Corp., a private investment company. Mr. Morton is a member of the Law Society of British Columbia.

RELATIONSHIPS AMONG DIRECTORS OR EXECUTIVE OFFICERS

There are no family relationships among any of the existing Directors or Executive Officers of Sense.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

During the fiscal year ended February 29, 2004 the Board of Directors held three Directors Meetings. All other matters which required Board approval were consented to in writing by all of the Company's Directors.

The Board of Directors has established an Audit Committee and a Compensation Committee. The Board of Directors has no standing nominating committee. Each of the Audit and Compensation Committees is responsible to the full Board of Directors. The functions performed by these committees are summarized below:

Audit Committee. The Audit Committee considers the selection and retention of independent auditors and reviews the scope and results of the audit. In addition, it reviews the adequacy of internal accounting, financial and operating controls and reviews Sense's financial reporting compliance procedures. The members of the Audit Committee are Cynthia Schroeder, James R. Iman and David Hansing

Compensation Committee. The Compensation Committee reviews and approves the compensation of Sense's officers, reviews and administers Sense's stock option plans for employees and makes recommendations to the Board of Directors regarding such matters. The members of the Compensation Committee are Cynthia Schroeder, James R. Iman and David Hansing.

DIRECTORS COMPENSATION

There are no standard arrangements pursuant to which Directors of Sense are compensated for services provided as a Director or members of committees of the Board of Directors. The Directors of Sense did not receive any compensation for the year ended February 29, 2004 for services provided as a Director or member of a committee of the Board of Directors.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation paid or earned for services rendered to us in all capacities during the fiscal years ended February 28, 2002, 2003 and 2004 by Sense's President and Chief Executive Officer ("CEO") and each executive officer who earned over $100,000 in total salary and bonus during the three most recently completed financial years, for services rendered to the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Annual Compensation				Long Term Compensation
	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards	Payouts
					Securities Under Options/SARs Granted (#) (f)	Restricted Shares Or Restricted Share Units ($) (g)	LTIP Payouts ($) (h)	All other Compensation ($) (i)
James H. Cotter [1] President & CEO	2004	Nil	Nil	$150,000	950,000	Nil	Nil	Nil
	2003	Nil	Nil	$150,000	950,000	Nil	Nil	Nil
Mark Johnson[2] President & CEO	2002	Nil	Nil	$62,110	265,000	Nil	Nil	Nil
Gerald R. McIlhargey[3] President & CEO	2002	Nil	Nil	Nil	200,000	Nil	Nil	Nil
Bruce E. Schreiner Director	2002	Nil	Nil	Nil	200,000	Nil	Nil	Nil

[1]             James H. Cotter resigned as President, CEO and a Director of the Company on March 4, 2004 and Bruce E. Schreiner was appointed in his stead.

[2]            Mark Johnson resigned as President, CEO and a Director of the Company on March 20, 2002 and James H. Cotter was appointed in his stead.

[3]            Gerald McIlhargey resigned as President, CEO and a Director of the Company on November 26, 2001 and Mark Johnson was appointed in his stead.

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

There were no stock options granted during the Company's fiscal year ended February 29, 2004.

AGGREGATED OPTION/SAR EXERCISES DURING THE MOST RECENTLY
COMPLETED FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION/SAR
VALUES

There were no stock options exercised during the Company's fiscal year ended February 29, 2004.

Defined benefit of actuarial plan

Sense does not have a defined benefit or actuarial plan in place.

Employment Contracts and Termination of Employment Arrangements and Change-in-Control

There are currently no employment contracts in place with the Directors and Officers of Sense other than the standard employment agreements used for all employees.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Bruce E. Schreiner, James Iman and David Hansing All of the members of the Committee are Directors of Sense.

Board Compensation Committee Report on Executive Compensation

The Board has not prepared a report on executive compensation at this time.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANANGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2004 by

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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership [1]	Percent of Class [2]
Common Stock	Steve Sommers[3] 21018 Buckskin Trail Elkhorn, NE 68022	3,796,187	28.456%
Common Stock	Bruce E. Schreiner, Director 3535 Grassridge Drive Grand Island, Nebraska 68803	532,534	3.992%
Common Stock	Cynthia L. Schroeder, Secretary 15409 Garfield Omaha, Nebraska 68144	101,770.763%
Common Stock	David Hansing, Director 10 Clubview Court Greensboro, NC 27410	50,000.375%
Common Stock	James R. Iman 6329 Malvery Fort Worth, Texas 76116	100,000.750%
Common Stock	James N. Morton #1200-750 West Pender Street Vancouver, B.C. Canada V6C 2T8	nil	nil
Common Stock	All directors and officers as a group (4 persons)	784,304	5.879%

[1]           Based upon information furnished to Sense by either the Directors and Executive Officers or obtained from the stock transfer agent of Sense.

[2]          Based upon a total of 13,340,622 shares of common stock currently issued and outstanding, and includes in each case any stock underlying options granted to each person listed.

[3]           Includes 3,302,617 shares held by SFS Resources Inc., an entity in which Steve Sommers is a controlling shareholder.

[4]]           These amounts include beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of options. In particular, these amounts include, respectively for each director or officer, shares issuable upon exercise of options as follows: 200,000 shares issuable to Bruce E. Schreiner; and 50,000 shares issuable to each of Cynthia L. Schroeder and David Hansing.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

No transactions with management or other parties occurred during the year that would otherwise be reported under this section.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	The Articles of Continuance	Incorporated by reference as Exhibit 3.1 to the Company's Form 10-KSB, filed with the SEC on May 24, 2002 ("2002 Form 10-KSB")
3.2	By-Laws	Incorporated by reference as Exhibit 3.2 to the 2002 Form 10-KSB
3.3	Articles of Amendment	Incorporated by reference to as Appendix A to the Company's Schedule 14A – Definitive Proxy Statement, filed with the SEC on June 17, 2002 ("Schedule 14A")
10.1	Amended Stock Option Agreement dated October 2, 2001 between Bruce E. Schreiner and the Company.	Incorporated by reference as Exhibit 10.1 to the 2002 Form 10-KSB
10.2	Two (2) Amended Stock Option Agreements both dated October 2, 2001 between Cynthia L. Schroeder and the Company.	Incorporated by reference as Exhibit 10.2 to the 2002 Form 10-KSB
10.3	Stock Option Agreement dated December 18, 2001 between Ambassador Mark Erwin and the Company.	Incorporated by reference as Exhibit 10.3 to the 2002 Form 10-KSB
10.4	Stock Option Agreement dated December 18, 2001 between J. Rick Hendrick III and the Company.	Incorporated by reference as Exhibit 10.4 to the 2002 Form 10-KSB
10.7	Private Placement Subscription Agreement dated January 23, 2002 between Cynthia L. Schroeder and the Company.	Incorporated by reference as Exhibit 10.7 to the 2002 Form 10-KSB
10.8	Private Placement Subscription Agreement dated January 24, 2002 between Bruce E. Schreiner and the Company.	Incorporated by reference as Exhibit 10.8 to the 2002 Form 10-KSB
10.11	2002 Stock Option Plan	Incorporated by reference as Appendix B to the Schedule 14A
10.12	Convertible Promissory Note issued on January 16, 2003 to Bruce E. Schreiner, Ancillary Trustee of the Schroeder and Schreiner, P.C., 401(k) Profit Sharing Plan and Trust, in the amount of $20,000	Incorporated by reference as Exhibit 10.12 to the Company's Form 10-KSB, filed with the SEC on June 13, 2003 ("2003 Form 10-KSB")
10.13	Convertible Promissory Note issued on July 10, 2002 to Bruce E. Schreiner, Ancillary Trustee of the Schroeder and Schreiner, P.C., 401(k) Profit Sharing Plan and Trust, in the amount of $50,000	Incorporated by reference as Exhibit 10.13 to the 2003 Form 10-KSB
10.14	Convertible Promissory Note issued on December 11, 2002 to Cynthia Schroeder in the amount of $5,000	Incorporated by reference as Exhibit 10.14 to the 2003 Form 10-KSB
31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32.1	Section 1350 Certifications	Filed herewith

(b) Reports on Form 8-K

Sense did not file any Form 8-K's during its fiscal year ended February 29, 2004.

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

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended February 29, 2004.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's principal accountant in connection with the review and preparation of the Company's audited financial statements for its fiscal years ended February 29, 2004 and February 28, 2003 were US$14,000 and US$16,850, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's principal accountant in connection with the review of the Company's interim quarterly reports during its fiscal years ended February 29, 2004 and February 28, 2003 were US$17,625 and US$12,250, respectively.

Approval of Principal Accountant

Prior to engagement, the appointment of the principal accountant is approved by the audit committee following each annual meeting of shareholders of the Company. The engagement of the principal accountant is limited to audit and review services.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 15, 2004.

SENSE TECHNOLOGIES INC.

By:	/s/ Bruce E. Schreiner
Bruce E. Schreiner
President, Chief Executive Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	Title:	Date:

/s/ Bruce E. Schreiner	Chief Executive Officer, President	July 15, 2004
Bruce E. Schreiner	Director and Principal Accounting Officer

/s/ David Hansing	Director	July 15, 2004
David Hansing

/s/ James R. Iman	Director	July 15, 2004
James R. Iman

/s/ Cynthia L. Schroeder	Director	July 15, 2004
Cynthia L. Schroeder

SENSE TECHNOLOGIES INC.

REPORT AND FINANCIAL STATEMENTS

February 29, 2004 and February 28, 2003

(Stated in U.S. Dollars)

TERRY AMISANO LTD.	AMISANO HANSON

KEVIN HANSON, CA	CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders,
Sense Technologies Inc.

We have audited the accompanying balance sheets of Sense Technologies Inc. as of February 29, 2004 and February 28, 2003 and the related statements of loss, deficit, shareholders' equity and cash flows for each of the years in the three year period ended February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2004 and February 28, 2003 and the results of its operations and its cash flows for each of the years in the three year period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plan in this regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"Amisano Hanson"

June 21, 2004	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

SENSE TECHNOLOGIES INC.
BALANCE SHEETS
February 29, 2004 and February 28, 2003
(Stated in U.S. Dollars)

		(Restated
		– Note 2)
	2004	2003
ASSETS
Current
Cash	$1,800	$4,976
Accounts receivable – Note 10	8,733	64,575
Inventory – Note 3	747,506	1,041,837
Prepaids	17,253	30,652

	775,292	1,142,040
Capital assets – Note 4	30,420	61,532
Intangible assets – Note 5	8,300	142,822

	$814,012	$1,346,394

LIABILITIES
Current
Accounts payable – Notes 6 and 10	$885,925	$757,922
Advances payable	76,200	22,000
Dividends payable	70,268	-
Current portion of convertible promissory notes payable – Notes 7 and 8	50,000	1,861,000

	1,082,393	2,640,922
Convertible promissory notes payable – Notes 7 and 8	668,974	25,000

	1,751,367	2,665,922

STOCKHOLDERS' DEFICIENCY
Common stock – Note 8	7,599,828	7,497,128
Additional paid-in capital	62,529	57,279
Promissory note receivable – Note 9	(585,000)	(585,000)
Common stock subscribed – Note 8	51,000	51,500
Preferred stock subscribed – Note 8	1,593,025	-
Deficit	(9,658,737)	(8,340,435)

	(937,355)	(1,319,528)

	$814,012	$1,346,394

Nature and Continuance of Operations – Note 1
Commitments – Notes 5, 8 and 12
Subsequent Event – Note 15

APPROVED BY THE DIRECTORS:

"Bruce E. Schreiner"	, Director	"Cynthia Schroeder"	, Director

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENTS OF LOSS
for the years ended February 29, 2004, February 28, 2003 and 2002
(Stated in U.S. Dollars)

		(Restated
		– Note 2)
	2004	2003	2002

Sales – Note 10	$474,817	$290,703	$72,411
Direct costs – Schedule 1	400,263	202,823	156,055

Gross profit (loss)	74,554	87,880	(83,644)

Expenses
Advertising and marketing – Note 10	6,399	132,844	117,820
Amortization	13,037	22,030	83,448
Automobile	-	-	19,913
Bad debts	25,418	9,459	-
Consulting fees – Note 10	10,413	19,584	217,623
Filing fees	5,386	14,344	8,902
Insurance	75,296	46,588	30,933
Interest and bank charges	3,745	4,242	765
Interest on long-term debt – Note 10	145,428	176,401	159,498
Investor relations	-	-	10,000
Legal and accounting fees	153,598	281,371	104,666
Office and miscellaneous	15,396	32,159	35,239
Rent	20,865	37,574	54,596
Repairs and maintenance	894	2,013	-
Shareholder information and printing	12,114	19,474	8,600
Telephone and utilities	14,801	18,534	16,623
Transfer agent fees	6,204	11,990	6,949
Travel	18,552	72,721	118,200
Wages and benefits – Note 10	245,086	323,222	306,358

	772,632	1,224,550	1,300,133

Loss before other items	(698,078)	(1,136,670)	(1,383,777)
Other items:
Non-cash compensation charge	(5,250)	(52,000)	-
Write-off of inventory	(114,371)	(201,496)	-
Loss on sale of capital assets	(20,524)	-	-
Provision for accrued interest receivable – Note 10	(52,650)	(52,650)	(212,981)
Gain on settlement of accounts payable	7,851	-	-
Other income	2,207	31,700	21,439
License fees – Notes 5 and 10	(280,380)	(170,790)	(126,199)
Write-down of license fee	(135,010)	-	-
Interest income – Note 10	52,650	52,665	59,912
Foreign exchange gain (loss)	(4,479)	(738)	10,714

Net loss for the year	$(1,248,034)	(1,529,979)	$1,630,892)

Basic and diluted loss per share	$(0.17)	(0.22)	$(0.27)

Weighted average number of shares outstanding	7,208,389	7,021,718	6,002,242

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENTS OF DEFICIT
for the years ended February 29, 2004 and February 28, 2003
(Stated in U.S. Dollars)

		(Restated
		– Note 2)
	2004	2003

Deficit, beginning of year, as previously reported	$(8,461,992)	$6,810,456)

Prior period restatement – Note 2	121,557	-

Deficit, beginning of the year, as restated	(8,340,435)	(6,810,456)

Net loss for the year	(1,248,034)	(1,529,979)

Dividends	(70,268)	-

Deficit, end of year	$(9,658,737)	$(8,340,435)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
for the years ended February 29, 2004, February 28, 2003 and 2002
(Stated in U.S. Dollars)

		(Restated
		– Note 2)
	2004	2003	2002
Operating Activities
Net loss for the year	$(1,248,034)	$(1,529,979)	$(1,630,892)
Add (deduct) items not involving cash:
Common shares issued for advertising and
consulting services	3,750	-	-
Non-cash compensation charge	5,250	52,000	-
Write-off of inventory	114,371	201,496	-
Loss on sale of capital assets	20,524	-	-
Write-down of license fee	135,010	-	-
Gain on settlement of accounts payable	(7,851)	-	-
Amortization	13,037	22,030	83,448
Amortization of license fees	-	-	90,508
Changes in non-cash working capital balances
related to operations:
Accounts receivable	55,842	(62,880)	106,809
Accrued interest receivable	-	-	160,330
Advance receivable	-	-	25,000
Inventory	179,960	(137,839)	(7,895)
Prepaids	13,399	(8,376)	500
Accounts payable	519,353	577,503	87,127
Advances payable	54,200	-	-
Dividends payable	70,268	-	-

Cash used in operating activities	(70,921)	(886,045)	(1,085,065)

Financing Activities
Proceeds from issuance of common stock	40,000	-	1,096,950
Dividends	(70,268)	-	-
Proceeds from issuance of (redemption of)
convertible promissory notes payable	45,000	582,000	(200,000)
Proceeds from common share subscriptions	51,000	51,500	-

Cash provided by financing activities	65,732	633,500	896,950

Investing Activities
Proceeds from the sale of capital assets	2,500	-	-
Acquisition of capital assets	-	(8,906)	(64,274)
Acquisition of intangible assets	(487)	(1,912)	(2,753)

Cash provided by (used in) investing activities	2,013	(10,818)	(67,027)

…/Cont'd.

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Continued
STATEMENTS OF CASH FLOWS
for the years ended February 29, 2004, 2002 and 2001
(Stated in U.S. Dollars)

		(Restated
		– Note 2)
	2004	2003	2002

Decrease in cash during the year	(3,176)	(263,363)	(255,142)

Cash, beginning of year	4,976	268,339	523,481

Cash, end of year	$1,800	$4,976	$268,339

Supplementary cash flow information:
Cash paid for
Interest	$-	$17,045	$77,398

Taxes	$-	$-	$-

Non-cash Transactions – Note 13

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the years ended February 29, 2004, February 28, 2003 and 2002
(Stated in U.S. Dollars)

							(Restated
	Common Stock			Promissory	Common	Preferred	– Note 2)
	Issued		Paid-in	Note	Stock	Stock	Accumulated
	Shares	Amount	Capital	Receivable	Subscribed	Subscribed	Deficit	Total

Balance, February 28, 2001	11,859,502	$6,149,678	$5,279	$(585,000)	$-	$-	$(5,179,564)	$390,393

Issue of shares pursuant to agreements to settle debt - at $4.04	59,406	240,000	-	-	-	-	-	240,000

Issue of shares for cash pursuant to the exercise of options - at $1.03	200,000	206,000	-	-	-	-	-	206,000

Issue of shares for cash pursuant to a private placement - at $1.03	865,000	890,950	-	-	-	-	-	890,950

Net loss for the year ended February 28, 2002	-	-	-	-	-	-	(1,630,892)	(1,630,892)

Balance, February 28, 2002	12,983,908	7,486,628	5,279	(585,000)	-	-	(6,810,456)	96,451

Issue of shares pursuant to an agreement to settle debt - at $1.05	10,000	10,500	-	-	-	-	-	10,500

Common stock subscribed	-	-	-	-	51,500	-	-	51,500

Non-cash compensation charge	-	-	52,000	-	-	-	-	52,000

Net loss for the year ended February 28, 2003	-	-	-	-	-	-	(1,529,979)	(1,529,979)

Balance, February 28, 2003	12,993,908	7,497,128	57,279	(585,000)	51,500	-	(8,340,435)	(1,319,528)

…/Cont'd.

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Continued
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the years ended February 29, 2004, 2002 and 2001
(Stated in U.S. Dollars)

							(Restated
	Common Stock			Promissory	Common	Preferred	– Note 2)
	Issued		Paid-in	Note	Stock	Stock	Accumulated
	Shares	Amount	Capital	Receivable	Subscribed	Subscribed	Deficit	Total

Issue of shares for cash pursuant to an agreement to settle debt – at $0.25	10,000	2,500	-	-	-	-	-	2,500

Issue of shares pursuant to private placements – at $1.03	50,000	51,500	-	-	-	-	-	51,500

– at $0.15	266,664	40,000	-	-	-	-	-	40,000

Issue of shares pursuant to advertising and consulting services provided – at $0.25	15,000	3,750	-	-	-	-	-	3,750

Issue of shares pursuant to capital assets contributed – at $1.00	4,950	4,950	-	-	-	-	-	4,950

Common stock subscribed	-	-	-	-	51,000	-	-	51,000

Common stock subscriptions utilized	-	-	-	-	(51,500)	-	-	(51,500)

Non-cash compensation charge	-	-	5,250	-	-	-	-	5,250

Preferred stock subscribed	-	-	-	-	-	1,593,025	-	1,593,025

Dividends	-	-	-	-	-	-	(70,268)	(70,268)

Net loss for the year ended	-	-	-	-	-	-	(1,248,034)	(1,248,034)

February 29, 2004
Balance, February 29, 2004	13,340,522	$7,599,828	$62,529	$(585,000)	$51,000	$1,593,025	$(9,658,737)	$(937,355)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Schedule 1
SCHEDULE OF DIRECT COSTS
for the years ended February 29, 2004, 2002 and 2001
(Stated in U.S. Dollars)

		(Restated
		– Note 2)
	2004	2003	2002
Direct costs
Amortization of license fees	$-	$-	$90,508
Cost of sales	244,735	131,977	32,986
Manufacturing expenses	105,908	61,636	29,381
Product testing	-	-	-
Research and development	30,000	-	-
Royalties – Notes 5 and 10	19,620	9,210	3,180

	$400,263	$202,823	$156,055

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2004 and February 28, 2003 and 2002
(Stated in U.S. Dollars)

Note 1	Nature and Continuance of Operations

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

These financial statements have been prepared on a going concern basis. As at February 29, 2004, the Company has a working capital deficiency of $307,101 and has accumulated a deficit of $9,658,737 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to maintain its license, to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company plans to satisfy its capital needs through revenue generated from its business operations and through equity offerings.

The Company was incorporated pursuant to the British Columbia Companies Act on May 25, 1988 as Graham Gold Mining Corporation. On October 27, 1997, the Company changed its name to Sense Technologies Inc. and on December 14, 2001, the Company was continued in the Yukon Territory, Canada.

The Company's shares are publicly traded on the OTC–Bulletin Board under the symbol SNSG.

Note 2	Restatement of Previously Issued Financial Statements

Subsequent to issuing the financial statements for the year ended February 28, 2003, the Company became aware of an error in inventory count procedures causing inventory to be understated as at February 28, 2003. As a result of this error, the prior years financial statements have been restated. Inventory has been increased by $121,557 and deficit and cost of sales has been decreased by the same amount.

Note 3	Significant Accounting Policies

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

Sense Technologies Inc.
Notes to the Financial Statements
February 29, 2004 and February 28, 2003 and 2002
(Stated in US Dollars) – Page 2

Note 3	Significant Accounting Policies – (cont'd)

	b)	Inventory

The Company's inventory consists of component parts, finished goods and manufacturing supplies. If appropriate, the Company's inventory balances are adjusted to approximate the lower of manufacturing costs or market.

Inventories were as follows:

		(Restated
		– Note 2)
	2004	2003

Component parts	$547,161	$882,623
Finished goods	49,814	101,342
Manufacturing supplies	150,531	57,872

	$747,506	$1,041,837

c)	Promissory Note Receivable

The promissory note receivable is carried at cost when there is no impairment in value. The note receivable, which is due from shareholders of the Company and bears no specific terms as to its collection, is accounted for as a separate component of stockholders' equity as an effective dividend or capital withdrawal.

d)	Capital Assets and Amortization

Capital assets are recorded at cost. Amortization is provided using the declining balance method at the following rates:

Computer equipment	30%
Furniture and fixtures	20%
Manufacturing equipment	30%

Capital asset additions during the year are amortized at one-half rates.

e)	Intangible Assets

The Company's intangible assets are comprised of licenses fees and patent costs. On March 1, 2002, the Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets". In re-assessing the useful lives of its intangible assets, the Company determined these assets to have indefinite useful lives and accordingly, amortization of these assets ceased on that date.

SFAS No. 142 requires that the Company annually perform an impairment analysis to assess the recoverability of the recorded balance of intangible assets. The provisions of the Statement indicate that the impairment test should be conducted more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit (as defined) below its carrying value. The Company performed an initial impairment analysis upon adoption of the standard. No impairment losses have been recorded.

Sense Technologies Inc.
Notes to the Financial Statements
February 29, 2004 and February 28, 2003 and 2002
(Stated in US Dollars) – Page 3

Note 3	Significant Accounting Policies – (cont'd)

	e)	Intangible Assets – (cont'd)

In accordance with SFAS No. 142, the following table adjusts net loss and basic and diluted loss per share to exclude amortization of license fees:

		(Restated
		– Note 2)
	2004	2003	2002

Net loss as reported	$(1,248,034)	$(1,529,979)	$(1,630,892)
Add back amortization of license fees	-	-	90,508

As adjusted	$(1,248,034)	$(1,529,979)	$(1,540,384)

Basic and diluted loss per share as
reported	$(0.17)	$(0.22)	$(0.27)

As adjusted	$(0.17)	$(0.22)	$(0.26)

f)	Foreign Currency Translation

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

Sense Technologies Inc.
Notes to the Financial Statements
February 29, 2004 and February 28, 2003 and 2002
(Stated in US Dollars) – Page 4

Note 3	Significant Accounting Policies – (cont'd)

	i)	Fair Market Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, advances payable and dividends payable approximate fair value because of the short maturity of those instruments. The carrying value of the promissory note receivable and convertible promissory notes payable also approximates their fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

	j)	Revenue Recognition

Revenue is recognized at the time of product delivery and transfer of title.

	k)	Research and Development

Research and development costs are incurred in order to enhance the performance of the back- up obstacle detection/ collision warning system. These costs are expensed as incurred and totalled $30,000 for the year ended February 29, 2004 (2003: $Nil; 2002: $Nil).

	1)	Reclassification

Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current fiscal year.

	m)	New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 4	Capital Assets

	2004			2003
		Accumulated
	Cost	Amortization	Net	Net

Computer equipment	$38,297	$30,481	$7,816	$11,165
Furniture and fixtures	-	31,669	-	18,074
Manufacturing equipment	54,273	-	22,604	32,293

	$92,570	$62,150	$30,420	$61,532

Sense Technologies Inc.
Notes to the Financial Statements
February 29, 2004 and February 28, 2003 and 2002
(Stated in US Dollars) – Page 5

Note 5	Intangible Assets

	Intangible assets are comprised as follows:

	License Fees

	Acquisition Consideration:	2004	2003

	Issuance of 5,220,190 escrow shares – at CDN$0.01	$36,088	$36,088
	Issuance of 66,628 common shares on conversion of
	promissory note payable	416,365	416,365
		452,453	452,453
	Less: accumulated amortization	(317,442)	(317,442)
	Less: impairment write-down	(135,010)	-
		1	135,011
	Patent costs	8,299	7,811
		$8,300	$142,822

License Fees

By an Assignment Agreement dated April 30, 1992 and amendments thereto dated May 27, 1992, July 14, 1992, April 5, 1993, August 13, 1993, March 10, 1997, May 29, 1997 and February 25, 1999 the Company has been assigned the right, title, interest and obligations in a Licence Agreement dated January 16, 1992 to manufacture, market and distribute a microwave radar collision avoidance device for motor vehicles in consideration for the following:

i)	The payment of $416,365 for a licensing fee (issued a promissory note, which was converted to 66,628 common shares at $6.25 per share);

ii)	The issuance of 2,500,000 performance escrow shares (issued);

iii)
The issuance of 2,880,000 performance escrow shares (2,720,190 issued) in consideration for residual marketing rights not granted in the original agreement. These performance escrow shares will not be earned out until after the aforementioned 2,500,000 performance escrow shares have been earned out;

iv)
A minimum payment of $65,000 per year for 5 years commencing October 24, 1998 and a further minimum payment of $48,000 for the 6 th year in a patent defence fund (total payments $373,000). In addition, the Company and the licensor agree to contribute equally to the patent defence fund in the amount of $1.00 per unit until the total in the patent defence funds equals $1,000,000. The payments of $65,000 due October 24, 1998, 1999, 2000, 2001 and 2002 were not remitted and the licensor has agreed to waive the payments to the patent defence fund;

Sense Technologies Inc.
Notes to the Financial Statements
February 29, 2004 and February 28, 2003 and 2002
(Stated in US Dollars) – Page 6

Note 5	Intangible Assets – (cont'd)

License Fees – (cont'd)

v)	Various royalty payments to the licensors:

	a)	$6.50 per unit on the first one million units sold;

	b)	Thereafter, the greater of $4.00 per unit sold or 6% of the wholesale selling price on units sold;

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

vi)	The Company must manufacture and sell a minimum number of units as follows:

	a)	30,000 units by December 31, 2001;

	b)	a cumulative total of 60,000 units by December 31, 2002; (a cumulative total of 10,137 units have been sold at February 29, 2004)

	c)	a cumulative total of 110,000 units by December 31, 2003;

	d)	a cumulative total of 210,000 units by December 31, 2004;

	e)	an additional 125,000 units by the end of each calendar year thereafter.

In the event that the Company defaults on the minimum quantities of units to be manufactured and sold, it shall have a period of sixty days to cure same from the date of receipt of a written notice of the default is delivered by the Licensors. At the option of the Company, the Company may maintain the license in good standing by paying to the Licensors the royalty payment that would normally have been paid if the Company had met its minimum quantities of units to be manufactured and sold. In the event that the minimum quantities are not manufactured and sold or the royalties are not paid in lieu as agreed to therein, the Company will lose any exclusivity it holds. As at February 29, 2004, the Company accrued a minimum royalty charge of $480,000;

vii)	Deliver to the licensors, at no cost to the licensors, a total of 200 units from the first production run (delivered);

viii)	Grant to the licensors the right to purchase units at cost plus 10% from any manufacturing facility controlled by the Company in order to address the markets excluded from the license.

Sense Technologies Inc.
Notes to the Financial Statements
February 29, 2004 and February 28, 2003 and 2002
(Stated in US Dollars) – Page 7

Note 6	Accounts Payable – Note 10

		2004	2003

	Trade payables	$219,345	$244,050
	Accrued fees	68,351	25,220
	Accrued payroll	64,843	19,695
	Accrued interest payable	34,364	269,935
	Accrued royalty payable	480,000	180,000
	Accrued taxes payable	19,022	19,022

		$885,925	$757,922

Note 7	Convertible Promissory Notes Payable

		2004	2003

	Promissory notes payable due to a director bearing no interest and due on demand on October 2, 2005. The note may be converted into common shares of the Company at any time prior to the demand for payment at the rate of one common share for each $0.29 of principal balance.	$30,000	$-

	Series B secured promissory notes payable bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest, may be redeemed at any time after August 30, 2005. These notes, secured by a charge over the Company's inventory, may be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal balance.	638,974	-

	Unsecured promissory notes bearing interest at 10% per annum. These notes have matured and the holders thereof have received default judgements against the Company. On September 22, 2003, the holders of notes totalling $1,276,000 agreed to convert their notes to Class A preferred shares of the Company (Note 8).	50,000	1,326,000

	Series A secured promissory notes bearing interest at 10% per annum and maturing on various dates up to January 16, 2004. These notes were convertible into common shares of the Company at the rate of one common share for each $1.00 of principal held. During the year ended February 29, 2004, the holders of these notes converted these notes into Series B convertible promissory notes.	-	560,000
		718,974	1,886,000
	Less: current portion	(50,000)	(1,861,000)

		$668,974	$25,000

Sense Technologies Inc.
Notes to the Financial Statements
February 29, 2004 and February 28, 2003 and 2002
(Stated in US Dollars) – Page 8

Note 8	Common Stock

	a)	Authorized:

99,250,000 common shares without par value 20,000,000 preferred shares without par value

	b)	Escrow:

At February 29, 2004, there are 5,970,190 performance shares held in escrow by the Company's transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

	c)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company's stock on the date of the grant.

	February 29, 2004
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding and exercisable at beginning of period	2,280,000	$1.22
Previously granted options vesting during the period	100,000	$1.00
Granted	50,000	$1.00
Expired	(10,000)	$1.03
Less: Share purchase options not vested	(25,000)	$1.00
Cancelled	(1,405,000)	$0.88
Previously granted options cancelled and not vested	225,000	$1.00

Outstanding and exercisable at end of the period	1,215,000	$1.52

Sense Technologies Inc.
Notes to the Financial Statements
February 29, 2004 and February 28, 2003 and 2002
(Stated in US Dollars) – Page 9

Note 8	Common Stock – (cont'd)

	c)	Commitments: – (cont'd)

Stock-based Compensation Plan – (cont'd)

	February 28, 2003
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding and exercisable at beginning of period	1,385,000	$1.39
Granted	1,800,000	$0.96
Less: Share purchase options not vested	(325,000)	$1.00
Cancelled	(580,000)	$0.99

Outstanding and exercisable at end of the period	2,280,000	$1.22

	February 28, 2002
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding and exercisable at beginning of period	960,000	$6.62
Granted	1,570,000	$1.35
Exercised	200,000	$1.03
Cancelled	(945,000)	$6.62

Outstanding and exercisable at end of the period	1,385,000	$1.39

The Company accounts for its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Sense Technologies Inc.
Notes to the Financial Statements
February 29, 2004 and February 28, 2003 and 2002
(Stated in US Dollars) – Page 10

Note 8	Common Stock – (cont'd)

	c)	Commitments: – (cont'd)

Stock-based Compensation Plan – (cont'd)

SFAS No. 123, "Accounting for Stock-based Compensation," requires the disclosure of pro- forma net loss and net loss per share by determining the fair value of the options awarded using the Black-Scholes option pricing model. Had compensation expense for the Company's shares option plan been determined based on the Black-Scholes value at the date granted or on the date that share purchase options were repriced, pro-forma loss and loss per share would have been as follows:

	2004	2003	2002

Net loss	$(1,248,034)	$(1,529,979)	$(1,630,892)
Pro-forma adjustment for SFAS 123	-	(764,000)	(1,525,150)

Pro-forma net loss	$(1,248,034)	$(2,293,979)	$(3,156,042)

Pro-forma net loss per share	$(1.17)	$(0.32)	$(0.53)

The fair value for these options was estimated at the date of the grant using the following weighted average assumption:

	2004	2003	2002

Volatility factor of expected market
price of company's shares	-	173%	118%
Dividend yield	-	0%	0%
Weighted average expected life of
stock options	-	5yrs	5yrs
Risk-free interest rate	-	2%	6.5%

A non-cash compensation charge of $5,250, associated with the granting of options to a consultant, has been recognized in the financial statements for the year ended February 29, 2004 (2003: $52,000).

Sense Technologies Inc.
Notes to the Financial Statements
February 29, 2004 and February 28, 2003 and 2002
(Stated in US Dollars) – Page 11

Note 8	Common Stock – (cont'd)

	c)	Commitments: – (cont'd)

Stock-based Compensation Plan – (cont'd)

The fair value for these options was estimated at the date of the grant using the following weighted average assumptions:

2004

Volatility factor of expected market price of company's shares	157%

Dividend yield	0%

Weighted average expected life of stock options	5yrs

Risk-free interest rate	1.25%

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

At February 29, 2004, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date

15,000	$1.03	June 25, 2004
25,000	$1.03	June 8, 2005
300,000	$1.03	August 4, 2005
25,000	$1.03	January 8, 2006
25,000	$1.03	March 22, 2006
450,000	$2.30	December 18, 2006
50,000	$2.30	January 10, 2007
100,000	$0.75	September 26, 2007
200,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

1,215,000

Common Stock Subscribed

As at February 29, 2004, the Company has received $51,000 in respect of private placements of 340,000 common shares at $0.15 per share. As at February 29, 2004, these shares had not been issued.

Sense Technologies Inc.
Notes to the Financial Statements
February 29, 2004 and February 28, 2003 and 2002
(Stated in US Dollars) – Page 12

Note 8	Common Stock – (cont'd)

	c)	Commitments: – (cont'd)

Preferred Stock Subscribed

At February 29, 2004, the Company entered into agreements with holders of its unsecured promissory notes payable in the principal amount of $1,276,000 to exchange their notes, along with accrued interest of $317,025 thereon, for Class A preferred shares. These shares entitle the holders thereof to cumulative dividends of $0.10 per share annually and the right to convert the preferred shares into common shares at the rate of $0.29 per share. The shares are redeemable at the option of the Company at any time after August 30, 2005 at the redemption price of $1.00 per share plus payment of unpaid dividends. As at February 29, 2004, these preferred shares have not been issued. Holders of notes in the principal amount of $50,000 which have matured have received default judgments against the Company for the balance of the notes and these notes have not been exchanged.

Note 9	Promissory Note Receivable

The promissory note in the principal amount of $585,000 (2003: $585,000) is due from shareholders of the Company, is due on demand, secured by a pledge of shares of a company owned by shareholders of the Company and bears interest at 9% per annum. The Company does not expect to demand payment within the next fiscal year.

Note 10	Related Party Transactions – Notes 7 and 9

The Company incurred the following items with directors, shareholders and companies with common directors and shareholders:

	2003	2002	2001

Advertising and marketing	$-	$72,249	$-
Consulting fees	$1,250	$6,346	$-
Interest on long-term debt	$4,314	$3,675	$-
Interest income	$(52,650)	$(52,650)	$(54,736)
Licence fees	280,380	$170,790	$126,199
Provision for accrued interest
receivable	$52,650	$52,650	$212,981
Royalty expense	$19,620	$9,210	$3,180
Research and development	$30,000	$-	$-
Sales	$-	$(68,435)	$(72,411)
Wages and benefits	$165,722	$153,228	$-

The above noted items were measured by the exchange amount which is the amount agreed upon by the transacting parties.

As at February 29, 2004, included in accounts receivable is $3,518 (2003: $38,237) due from a company with a common shareholder.

Sense Technologies Inc.
Notes to the Financial Statements
February 29, 2004 and February 28, 2003 and 2002
(Stated in US Dollars) – Page 13

Note 10	Related Party Transactions – Notes 7 and 9 – (cont'd)

As at February 29, 2004, included in accounts payable is $60,900 (2003: $69,985) owing to directors, companies with common directors and a shareholder with respect to unpaid fees, purchases and expenses, $480,000 (2003: $180,000) owing to shareholders in respect of royalties payable and $64,843 (2003: $Nil) owing to the former president of the Company in respect of unpaid wages.

As at February 29, 2004, included in convertible promissory notes payable is $74,000 (2003: $77,000) due to directors.

Note 11	Corporation Income Tax Loss Carry-Forwards

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
Net operating loss carryforwards	$2,855,809
Valuation allowance for deferred tax assets	(2,855,809)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of February 29, 2004, the Company had net operating loss carryforwards of approximately $7,500,000 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, begin to expire in 2005.

Note 12	Commitments

In accordance with the terms of a development and consulting agreement dated May 2, 1997, the Company has agreed to pay a royalty of $0.50 for each unit sold of the backup radar collision avoidance device up to a maximum of 200,000 units.

Note 13	Supplemental Cash Flow Disclosures

Non-cash Transactions:

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statements of cash flows:

Sense Technologies Inc.
Notes to the Financial Statements
February 29, 2004 and February 28, 2003 and 2002
(Stated in US Dollars) – Page 14

Note 13	Supplemental Cash Flow Disclosures – (cont'd)

Non-cash Transactions: – (cont'd) During the year ended February 28, 2004, the Company:

	i)	issued 15,000 common shares valued at $3,750 pursuant to advertising and consulting services performed;

	ii)	issued 10,000 common shares valued at $2,500 pursuant to an agreement to settle debt;

	iii)	issued 4,950 common shares valued at $4,950 as consideration for capital assets contributed to the Company; and

iv)
received preferred share subscriptions in the amount of $1,593,025 as a result of former unsecured promissory note holders agreeing to exchange their notes totalling $1,276,000 in principal, along with the accrued interest of $317,025 thereon, for Class A preferred shares of the Company.

During the year ended February 29, 2003, the Company issued 10,000 common shares at $1.05 per share pursuant to an agreement to settle debt totalling $10,500.

During the year ended February 28, 2002, the Company issued 59,406 common shares at $4.04 per share pursuant to agreements to settle debt totalling $240,000.

Note 14	Major Customer

One customer of the Company accounted for approximately 63% of the sales for the year ended February 29, 2004. (2003: 24%)

Note 15	Subsequent Event

Subsequent to February 29, 2004, the Company received subscription agreements for the issuance of 1,010,000 units at $0.05 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder thereof to purchase an additional common share for $0.15 for a period of 18 months.