Form 10QSB
period 2004-05-31
SENSE TECHNOLOGIES INC
filed 2004-07-21
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission File Number: 000-29990

SENSE TECHNOLOGIES INC.
(Name of Small Business Issuer in its charter)

Yukon Territory	90010141
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

2535 N Carleton Avenue, Grand Island, Nebraska 68803
(Address of principal executive offices)

(308) 381-1355
Issuer's telephone number

800 Clanton Road, Suite U, Charlotte, North Carolina, 28217
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

As of July 15, 2004, the registrant's outstanding common stock consisted of 13,340,522 shares.

Transitional Small Business Disclosure Format (Check one): YES   ☐  NO ☒

SENSE TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

May 31, 2004

(Stated in US Dollars)

(Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEETS
May 31, 2004 and February 29, 2004
(Stated in US Dollars)
(Unaudited)

	May 31,	February 29,
	2004	2004
ASSETS
Current
Cash	$1,088	$1,800
Accounts receivable	16,829	8,733
Inventory	737,873	747,506
Prepaids	31,771	17,253

	787,561	775,292
Capital assets	28,138	30,420
Intangible assets	8,300	8,300

	$823,999	$814,012

LIABILITIES
Current
Accounts payable	$871,790	$885,925
Advances payable	77,681	76,200
Dividends payable	110,093	70,268
Current portion of convertible promissory notes payable	50,000	50,000

	1,109,564	1,082,393
Convertible promissory notes payable	668,974	668,974

	1,778,538	1,751,367

STOCKHOLDERS' DEFICIENCY
Common stock – Note 2	7,599,828	7,599,828
Additional paid-in capital	62,529	62,529
Promissory note receivable	(585,000)	(585,000)
Common stock subscribed – Note 2	99,000	51,000
Preferred stock subscribed	1,593,025	1,593,025
Deficit	(9,723,921)	(9,658,737)

	(954,539)	(937,355)

	$823,999	$814,012

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF LOSS
for the three months ended May 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	2004	2003

Sales – Note 3	$21,506	$123,130
Direct costs – Schedule 1	10,419	82,678

Gross margin	11,087	40,452

Expenses
Advertising and marketing	-	1,714
Amortization	2,282	4,163
Bad debts – Note 3	6,062	18,007
Consulting fees	240	-
Filing fees	288	-
Insurance	5,320	20,941
Interest and bank charges	502	964
Interest on convertible promissory notes – Note 3	15,887	53,755
Legal and accounting – Note 3	2,000	21,121
Office and miscellaneous	1,259	5,058
Rent	-	6,937
Shareholder information and printing	-	543
Telephone and internet	1,751	4,429
Transfer agent fees	17	-
Travel	838	5,057
Wages and benefits – Note 3	-	70,020

	36,446	212,709

Loss before other items	(25,359)	(172,257)
Other items:
Non-cash compensation charge	-	(5,250)
Interest income – Note 3	13,163	(13,163
Provision for accrued interest receivable – Note 3	(13,163)	(13,163)
Foreign exchange loss	-	-

Net loss for the period	$(25,359)	$(177,507)

Basic and diluted loss per share	$(0.00)	$(0.03)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF DEFICIT
for the three months ended May 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	2004	2003

Deficit, beginning of period	$(9,658,737)	$(8,461,992)
Dividends	(39,825)	-

Net loss for the period	(25,359)	(177,507)

Deficit, end of period	$(9,723,921)	$(8,639,499)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended May 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	2004	2003
Operating Activities
Net loss for the period	$(25,359)	$(177,507)
Add items not involving cash:
Non-cash compensation charge	-	5,250
Amortization	2,282	4,163

	(23,077)	(168,094)
Changes in non-cash working capital balances related
to operations:
Accounts receivable	(8,096)	29,377
Inventory	9,633	68,711
Prepaids	(14,518)	(941)
Accounts payable	(14,135)	44,496
Advances payable	1,481	5,000
Dividends payable	39,825	-

Net cash used in operations	(8,887)	(21,451)

Financing Activities:
Dividends	(39,825)	-
Common shares subscribed	48,000	20,000

Net cash provided by financing activity	8,175	20,000

Decrease in cash during the period	(712)	(1,451)

Cash, beginning of period	1,800	4,976

Cash, end of period	$1,088	$3,525

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the year ended February 29, 2004, and the three month period ending May 31, 2004
(Stated in U.S. Dollars)
(Unaudited)

	Common Stock			Promissory	Common	Preferred
	Issued		Paid-in	Note	Stock	Stock	Accumulated
	Shares	Amount	Capital	Receivable	Subscribed	Subscribed	Deficit	Total

Balance, February 28, 2003	12,993,908	$7,497,128	$57,279	$(585,000)	$51,500	$-	$(8,340,435)	$(1,319,528)

Issue of shares for cash pursuant to an	10,000	2,500	-	-	-	-	-	2,500
agreement to settle deb – at $0.25

Issue of shares pursuant to private
placements – at $1.03	50,000	51,500	-	-	-	-	-	51,500
– at $0.15	266,664	40,000	-	-	-	-	-	40,000

Issue of shares pursuant to advertising and
consulting services provided – at $0.25	15,000	3,750	-	-	-	-	-	3,750

Issue of shares pursuant to capital assets
contributed – at $1.00	4,950	4,950	-	-	-	-	-	4,950

Common stock subscribed	-	-	-	-	51,000	-	-	51,000

Common stock subscriptions utilized	-	-	-	-	(51,500)	-	-	(51,500)

Non-cash compensation charge	-	-	5,250	-	-	-	-	5,250

Preferred stock subscribed	-	-	-	-	-	1,593,025	-	1,593,025

Dividends	-	-	-	-	-	-	(70,268)	(70,268)

Net loss for the year ended

February 29, 2004	-	-	-	-	-	-	(1,248,034)	(1,248,034)

Balance, February 29, 2004	13,340,522	7,599,828	62,529	(585,000)	51,000	1,593,025	(9,658,737)	(937,355)

Common stock subscribed	-	-	-	-	48,000	-	-	48,000

Net loss for the three months ended	-	-	-	-	-	-	(25,359)	(25,359)
May 31, 2004

Dividends	-	-	-	-	-	-	(39,825)	(39,825)

Balance, May 31, 2004	13,340,522	$7,599,828	$62,529	$(585,000)	$99,000	$1,593,025	$(9,723,921)	$(954,539)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Schedule 1
SCHEDULE OF DIRECT COSTS
for the three months ended May 31, 2004 and 2003
(Stated in U.S. Dollars)
(Unaudited)

	2004	2003
Direct costs
Cost of sales	$9,633	$68,711
Manufacturing expenses	-	8,951
Royalties – Note 3	786	5,016

	$10,419	$82,678

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying three months to May 31, 2004 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2004 are not necessarily indicative of the results that can be expected for the year ending February 28, 2004.

Note 2	Share Capital

a)	Authorized:

99,250,000 common shares without par value

b)	Escrow:

At May 31, 2004, there are 5,970,190 shares held in escrow by the Company's transfer agent. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

c)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company's stock on the date of the grant.

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2004
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Share Capital– (cont'd)

c)	Commitments: – (cont'd)

Stock-based Compensation Plan – (cont'd)

	May 31, 2004		May 31, 2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding and exercisable at
beginning of period	1,215,000	$1.52	2,230,000	$1.22
Previously granted options vesting
during the period	-	-	100,000	$1.00
Granted	-	-	50,000	$1.00
Less: Share purchase options not
vested	-	-	(25,000)	$1.00

Outstanding and exercisable at end of
the period	1,215,000	$1.52	2,355,000	$1.10

At May 31, 2004, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise	Expiry
Number	Price	Date
15,000	$1.03	June 25, 2004
25,000	$1.03	June 8, 2005
300,000	$1.03	August 4, 2005
25,000	$1.03	January 8, 2006
25,000	$1.03	March 22, 2006
450,000	$2.30	December 18, 2006
50,000	$2.30	January 10, 2007
100,000	$0.75	September 26, 2007
200,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

1,215,000

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2004
(Stated in US Dollars)
(Unaudited) – Page 3

Note 2	Share Capital – (cont'd)

	c)	Commitments: – (cont'd)

Common Stock Subscribed

As at May 31, 2004, the Company has received $51,000 in respect of a private placement of 340,000 shares at $0.15 per share and $48,000 in respect of a private placement of 960,000 units at $0.05 per unit. Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.15 for a period of up to 18 months. As at May 31, 2004, these shares had not been issued.

Note 3	Related Party Transactions

The Company incurred the following items with directors, shareholders and companies with common directors and shareholders:

	2004	2003
Bad debts	$-	$18,007
Interest expense	$2,057	$2,550
Interest income	$(13,163)	$(13,163)
Legal and accounting	$-	$1,500
Provision for accrued interest receivable	$13,163	$13,163
Royalty expense	$786	$5,016
Sales	$-	$(39,900)
Wages and benefits	$-	$36,486

The above noted items were measured by the exchange amount which is the amount agreed upon by transacting parties.

As at May 31, 2004, included in accounts payable is $59,420 (February 29, 2004: $60,900) owing to directors and a shareholder with respect to unpaid fees and purchases and $480,786 (February 29, 2003: $480,000) owing to shareholders in respect of royalties payable.

As at May 31, 2004, included in convertible promissory notes payable is $112,732 (February 29, 2004: $112,732) due to directors.

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the period ended May 31, 2004 and May 31, 2003.

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

Results of Operations

For the period ended May 31, 2004 as compared to the period ended May 31, 2003.

Sales for the period ended May 31, 2004 were $21,506, an 83 percent decrease over the period ended May 31, 2003. This difference is due to timing of customer's purchases and the company's attention currently being focused on the administrative transition necessary after Jim Cotter's resignation rather than on sales.

Direct costs were $10,419, an 87 percent decrease over the period ended May 31, 2003, which is primarily in-line with the change in sales. The Company realized a positive gross margin contribution of $11,087.

General and administrative expenses were $36,446 for the period ended May 31, 2004 as compared to $212,709 for the period ended May 31, 2003. The decrease was partially attributable to a reduction in wages and benefits, interest, professional fees, rent, advertising and travel costs.

Liquidity and Capital Resources

At May 31, 2004, the Company had cash and cash equivalents on hand of $1,088 compared with $3,525 at May 31, 2003. During the period ended May 31, 2004, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At May 31, 2004, we had a working capital deficit of $322,003 compared to a working capital deficit of $1,768,533 at May 31, 2003. The reduction of the working capital deficit is largely due to restructuring certain unsecured promissory notes into preferred stock.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We have not received notice of any current legal proceedings involving our Company. We have evaluated one product manufacturer that we believe is infringing our patents, but concluded the sales volume of that company was inadequate to economically justify litigation. We intend to further evaluate another company we believe may be infringing our patent rights to determine if that is the case.

Item 2 -Change in Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 - Certification

Exhibit 32.1 - Certification

(b)	No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 20, 2004	SENSE TECHNOLOGIES INC.
(Registrant)

	By:	/s/ Bruce Schreiner
Bruce Schreiner, President