Form 10QSB
period 2004-08-31
SENSE TECHNOLOGIES INC
filed 2004-10-25
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2004

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________ to _________

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

As of October 15, 2004, the registrant's outstanding common stock consisted of 13,340,522 shares.

Transitional Small Business Disclosure Format (Check one): YES  ☐  NO  ☒

SENSE TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2004

(Stated in US Dollars)

(Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEETS
August 31, 2004 and February 29, 2004
(Stated in US Dollars)
(Unaudited)

	August 31,	February 29,
	2004	2004

ASSETS

Current
Cash	$-	$1,800
Accounts receivable	13,629	8,733
Inventory	741,883	747,506
Prepaids	37,427	17,253

	792,939	775,292
Capital assets	16,250	30,420
Intangible assets	8,300	8,300

	$817,489	$814,012

LIABILITIES

Current
Bank indebtedness	$383	$-
Accounts payable – Note 3	940,556	885,925
Advances payable	73,400	76,200
Dividends payable	149,919	70,268
Current portion of convertible promissory notes payable- Note 3	50,000	50,000

	1,214,258	1,082,393
Convertible promissory notes payable – Note 3	668,954	668,974

	1,883,212	1,751,367

STOCKHOLDERS' DEFICIENCY

Common stock – Note 2	7,599,828	7,599,828
Additional paid-in capital	62,529	62,529
Promissory note receivable	(585,000)	(585,000)
Common stock subscribed – Note 2	135,000	51,000
Preferred stock subscribed	1,593,025	1,593,025
Deficit	(9,871,105)	(9,658,737)

	(1,065,723)	(937,355)

	$817,489	$814,012

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF LOSS
for the six months ended August 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2004	2003	2004	2003

Sales – Note 3	$12,197	160,150	$33,703	$283,280
Direct costs – Schedule	7,175	108,137	17,594	190,815

Gross margin	5,022	52,013	16,109	92,465

Expenses
Advertising and marketing	30	5,943	30	7,657
Amortization	1,433	4,411	3,715	8,574
Bad debts – Note 3	-	-	6,062	18,007
Consulting fees	525	9,938	765	9,938
Filing fees	1,475	2,044	1,763	2,044
Insurance	42,728	30,833	48,048	51,774
Interest and bank charges	374	1,374	876	2,338
Interest on convertible promissory notes
– Note 3	16,106	53,755	31,993	107,510
Legal and accounting	40,257	37,292	42,257	58,413
Office and miscellaneous	3,498	8,423	4,757	13,481
Rent	-	7,063	-	14,000
Shareholder information and printing	2,173	10,052	2,173	10,595
Telephone and utilities	842	2,675	2,593	7,104
Transfer agent fees		1,386	17	1,386
Travel	303	5,227	1,141	10,284
Wages and benefits (recovered) – Note 3	(819)	105,574	(819)	175,594

	108,925	285,990	145,371	498,699

Loss before other items	(103,903)	(233,977)	(129,262)	(406,234)

Other items:
Non-cash compensation charge	-	-	-	(5,250)
Loss on disposition of capital assets	(3,455)	-	(3,455)	-
Interest income – Note 3	13,163	13,163	26,326	26,326
Provision for accrued interest receivable
- Note 3	(13,163)	(13,163)	(26,326)	(26,326)
Foreign exchange loss	-	(4,479)	-	(4,479)

Net loss for the period	$(107,358)	$(238,456)	$(132,717)	$(415,963)

Basic and diluted loss per share	(0.01)	(0.03)	(0.01)	(0.06)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF DEFICIT
for the six months ended August 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	2004	2003
Deficit, beginning of period	$(9,658,737)	$(8,461,992)
Dividends	(79,651)	-

Net loss for the period	(132,717)	(415,963)

Deficit, end of period	$(9,871,105)	$(8,877,955)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended August 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	2004	2003
Operating Activities:
Net loss for the period	$(132,717)	$(415,963)
Add items not involving cash:
Loss on disposition of capital assets	3,455	-
Non-cash compensation charge	-	5,250
Common shares issued for advertising and consulting services	-	6,250
Amortization	3,715	8,574

	(125,547)	(395,889)
Changes in non-cash working capital balances related to
operations:
Accounts receivable	(4,896)	51,401
Inventory	5,623	67,483
Prepaids	(20,174)	(1,275)
Accounts payable	54,631	10,370
Advances payable	(2,800)	60,000
Dividends payable	79,651	-
Deferred revenue	-	165,000

Net cash used in operations	(13,512)	(40,360)

Investing Activity
Proceeds from disposition of capital assets	7,000	-

Net cash provided by investing activity	7,000	-

Financing Activities:
Convertible promissory notes payable	(20)	-
Dividends	(79,651)	-
Common shares issued for cash	-	40,000
Common shares subscribed	84,000	20,000

Net cash provided by financing activity	4,329	60,000

Decrease in cash during the period	(2,183)	(19,640)
Cash, beginning of period	1,800	4,976

Cash, (bank indebtedness) end of period	$383	$24,616

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the year ended February 29, 2004, and the six month period ending August 31, 2004
(Stated in U.S. Dollars)
(Unaudited)

	Common Stock			Promissory	Common		Preferred
	Issued		Paid-in	Note	Stock		Stock	Accumulated
	Shares	Amount	Capital	Receivable	Subscribed		Subscribed	Deficit	Total

Balance, February 28, 2003	12,993,908	$7,497,128	$57,27	$(585,000)	$51,500	$		$(8,340,435)	$(1,319,528)
Issue of shares for cash pursuant to an
agreement to settle debt – at $0.25	10,000	2,500	-	-	-		-		2,500
Issue of shares pursuant to private
placements – at $1.03	50,000	51,500	-	-	-		-		51,500
– at $0.15	266,664	40,000	-	-	-		-		40,000
Issue of shares pursuant to advertising and	15,000	3,750	-	-	-		-		3,750
consulting services provided – at $0.25
Issue of shares pursuant to capital assets	4,950	4,950	-	-	-		-		4,950
contributed – at $1.00
Common stock subscribed	-	-	-	-	51,500		-		51,000
Common stock subscriptions utilized	-	-	-	-	(51,500)		-		(51,500)
Non-cash compensation charge	-	-	5,250	-	-		-		5,250
Preferred stock subscribed	-	-	-	-	-				1,593,025
Dividends	-	-	-	-	-		-	(70,268)	(70,268)
Net loss for the year ended
February 29, 2004	-	-	-	-	-		-	(1,248,034)	(1,248,034)

Balance, February 29, 2004	13,340,522	7,599,828	62,529	(585,000)	51,000		1,593,025	(9,658,737)	(937,355)

Common stock subscribed	-	-	-	-	84,000		-		84,000
Dividends	-	-	-	-	-		-	(79,651)	(79,651)
Net loss for the six months ended
August 31, 2004	-	-	-	-	-		-	(132,717)	(132,717)

Balance, May 31, 2004	13,340,522	$7,599,828	$62,529	$(585,000)	$135,000		$1,593,025	$(9,871,105)	$(1,065,723)

SEE ACCOMPANYING NOTES

                                     SENSE TECHNOLOGIES INC.                                  Schedule 1
SCHEDULE OF DIRECT COSTS
for the three months ended May 31, 2004 and 2003
(Stated in U.S. Dollars)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2004	2003	2004	2003

Direct costs:
Cost of sales	$6,629	$86,052	$16,262	$154,764
Manufacturing expenses	-	15,803	-	24,753
Royalties – Note 3	546	6,282	1,332	11,298

	$7,175	$108,137	$17,594	$190,815

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying six months to August 31, 2004 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company's audited financial statements for the year ended February 28, 2004.

Operating results for the quarter ended August 31, 2004 are not necessarily indicative of the results that can be expected for the year ending February 28, 2005.

Note 2	Share Capital

	a)	Authorized:

99,250,000 common shares without par value

	b)	Escrow:

At August 31, 2004, there are 5,970,190 shares held in escrow by the Company's  transfer agent. The release of these shares is subject to the direction or determination  of the relevant regulatory authorities.

	c)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company's stock on the date of the grant.

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2004
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Share Capital – (cont'd)

	c)	Commitments: – (cont'd)

Stock-based Compensation Plan – (cont'd)

	August 31, 2004		August 31, 2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding and exercisable at
beginning of period	1,215,000	$1.52	2,230,000	$1.22
Previously granted options vesting
during the period	-	-	100,000	$1.00
Granted	-	-	50,000	$1.00
Expired	(15,000)	$1.03	(10,000)	$1.03
Less: Share purchase options not
vested	-	-	(25,000)	$1.00

Outstanding and exercisable at end of
the period	1,200,000	$1.53	2,345,000	$1.10

At August 31, 2004, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise	Expiry
Number	Price	Date
25,000	$1.03	June 8, 2005
300,000	$1.03	August 4, 2005
25,000	$1.03	January 8, 2006
25,000	$1.03	March 22, 2006
450,000	$2.30	December 18, 2006
50,000	$2.30	January 10, 2007
100,000	$0.75	September 26, 2007
200,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

1,200,000

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2004
(Stated in US Dollars)
(Unaudited) – Page 3

Note 2	Share Capital – (cont'd)

	c)	Commitments: – (cont'd)

Common Stock Subscribed

As at August 31, 2004, the Company has received $51,000 in respect of a private placement of 340,000 shares at $0.15 per share and $84,000 in respect of a private placement of 1,680,000 units at $0.05 per unit. Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.15 for a period of up to 18 months. As at August 31, 2004, these shares had not been issued.

Note 3	Related Party Transactions

The Company incurred the following items with directors, shareholders and companies with common directors and shareholders:

	Three months ended		Six months ended
	August 31,		August 31,
	2004	2003	2004	2003
Bad debts	$-	$-	$-	$18,007
Interest expense	$2,085	$2,425	$4,142	$4,975
Interest income	$(13,163)	$(13,163)	$(26,326)	$3,500
Legal and accounting	$-	$1,500	$-	$-
Provision for accrued
interest receivable	$13,163	$13,163	$26,326	$26,326
Royalty expense	$546	$6,282	$1,332	$11,298
Sales	$-	-	$-	$39,900
Wages and benefits	$-	$40,384	$-	$76,871

The above noted items were measured by the exchange amount which is the amount agreed upon by transacting parties.

As at August 31, 2004, included in accounts payable is $59,420 (February 29, 2004: $60,900) owing to directors and a shareholder with respect to unpaid fees and purchases and $481,332 (February 29, 2004: $480,000) owing to shareholders in respect of royalties payable.

As at August 31, 2004, included in convertible promissory notes payable is $112,732 (February 29, 2004: $112,732) due to directors.

Item 2.         Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended August 31, 2004 and August 31, 2003.

Overview of Operations

Sense holds an exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert™ backing awareness system for motor vehicles utilizing microwave radar technology, as well as a patented technology which is used to produce the ScopeOut® adjustable mirrors system for improved backing awareness (which license was acquired in September, 2004). The Company manufactures the Guardian Alert® product in Charlotte, NC through an outsourced vendor with extensive experience producing products for auto dealerships, and OEMs. The manufacturer of the ScopeOut® products will be approved soon. The Company has established relationships with multiple large dealership groups and after market product distributors.

The Company plans to complete development of its next-generation microwave product and continue to increase sales through continued development of new marketing relationships, as well as develop marketing opportunities for the recently-added ScopeOut® product line.

Results of Operations

For the period ended August 31, 2004 as compared to the period ended August 31, 2003.

Sales for the period ended August 31, 2004 were $33,703, an 88 percent decrease over the period ended August 31, 2003. The difference is due to timing of customer's purchases and the Company's attention currently being focused on the administrative transition necessary after President Jim Cotter's resignation rather than on sales, inclusive of the Company's annual General Meeting requirements and attention to the ScopeOut® product line acquisition.

Direct costs were $17,594, a 91 percent decrease over the period ended August 31, 2003, which is primarily in-line with the change in sales. The Company realized a positive gross margin contribution of $16,109.

General and administrative expenses were $145,371 for the period ended August 31, 2004 as compared to $498,699 for the period ended August 31, 2003. The decrease was partially attributable to a reduction in wages and benefits, interest, professional fees, rent, advertising and travel costs.

Liquidity and Capital Resources

At August 31, 2004, the Company had a cash and cash equivalents on hand deficit of $383 compared with a positive $24,616 at August 31, 2003. During the period ended August 31, 2004, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At August 31, 2004, we had a working capital deficit of $421,319 compared to a working capital deficit of $1,981,328 at August 31, 2003. The reduction of the working capital deficit is largely due to restructuring certain unsecured promissory notes into preferred stock.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Item 3.         Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer, who is also acting in the capacity as principal accounting officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of August 31, 2004. Based on this evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended August 31, 2004 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

At the annual general and special meeting of the holders of shares of common stock of the Company held on August 31, 2004, the shareholders voted on the following matters:

1.
Election of Directors. The following four directors were elected to serve until the subsequent annual general meeting of the stockholders: BRUCE E. SCHREINER, JAMES R. IMAN, DAVID HANSING, CYNTHIA L. SCHROEDER

Votes For each director: 665,028 Withheld: 3,250 Broker non-votes/Abstentions: 0

2.
Appointment of Independent Accountants. The stockholders ratified the appointment of Amisano Hanson, Chartered Accountants as the independent public accounting firm of the Company for the fiscal year ending February 28, 2005.

Votes For: 665,028 Against or Withheld: 3,250 Broker non-votes/Abstentions: 0

3.	Share Consolidation: To approve, by Special Resolution, the following:

(a)
all of the 100,000,000 common shares without par value, of which 13,340,522 common shares are issued and fully paid, be consolidated into 10,000,000 common shares without par value, of which 1,334,052 common shares are issued and fully paid, every ten (10) of such shares before consolidation being consolidated into one (1) share; and

(b) the Directors of the Company be and are hereby authorized, in their sole discretion, to effect such other consolidation of the Company's share capital, provided that the consolidation effected is less than ten (10) current shares for one (1) new share and, in such event, subparagraphs (a) through (c) of this Special Resolution will be deemed to specify the consolidation ratio so effected, without further shareholder approval.

Votes For: 665,028 Against or Withheld: 3,250 Broker non-votes/Abstentions: 0

4.	Increase in Authorized Capital: Subject to the approval of item 3 of this Notice, to approve, by Special Resolution, the following:

(a) the authorized common share capital of the Company be increased from 10,000,000 common shares without par value to 100,000,000 common shares without par value; and

(b) the Articles of Amendment show the new authorized common share capital of the Company as 100,000,000 common shares without par value.

Votes For: 666,278 Against or Withheld: 2,000 Broker non-votes/Abstentions: 0

Item 6.         Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 – Certification
Exhibit 32.1 – Certification

(b)	No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 22, 2004	SENSE TECHNOLOGIES INC. (Registrant)

	By:	/s/ Bruce Schreiner
Bruce Schreiner, President