Form 10QSB
period 2004-11-30
SENSE TECHNOLOGIES INC
filed 2005-01-20
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-29990

SENSE TECHNOLOGIES INC.
(Name of Small Business Issuer in its charter)

Yukon Territory	90010141
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

2535 N Carleton Avenue, Grand Island, Nebraska 68803
(Address of principal executive offices)

     (308) 381-1355
Issuer’s telephone number

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

As of January 17, 2005, the registrant’s outstanding common stock consisted of 13,340,522 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐       NO ☒

SENSE TECHNOLOGIES INC.

2

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

3

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

November 30, 2004

(Stated in US Dollars)

(Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEET
November 30, 2004 and February 29, 2004
(Stated in US Dollars)
(Unaudited)

	November 30,	February 29,
	2004	2004

ASSETS

Current
Cash	$17,611	$1,800
Accounts receivable	11,680	8,733
Inventory	742,186	747,506
Prepaids	24,266	17,253

	795,743	775,292
Capital assets	14,943	30,420
Intangible assets	158,349	8,300

	$969,035	$814,012

LIABILITIES

Current
Accounts payable – Note 4	780,627	885,925
Advances payable	61,700	76,200
Dividends payable	189,745	70,268
Current portion of license fee payable	60,000	-
Current portion of convertible promissory notes payable - Note 4	718,954	50,000

	1,811,026	1,082,393
Convertible promissory notes payable – Note 4	-	668,974
Licence fee payable	20,000	-

	1,831,026	1,751,367

SHAREHOLDERS' DEFICIENCY

Authorized
Common stock, 100,000,000 shares without par value
Preferred stock, par value, 20,000,000 shares with par value of $1 per share

Issued
Common stock, 13,340,522 shares (February 29, 2004: 13,340,522 shares)	7,599,828	7,599,825

Common stock subscribed	435,300	51,000
Preferred stock subscribed	1,593,025	1,593,025
Additional paid-in capital	62,529	62,529
Promissory note receivable	(585,000)	(585,000)
Deficit	(9,967,673)	(9,658,737)

	(861,991)	(937,355)

	$969,035	$814,012

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENT OF LOSS
for the three and nine months ended November 30, 2004
(Unaudited - Stated in US Dollars)

	Three months ended		Nine months ended
	November 30,		November 30,
	2004	2003	2004	2003
Sales – Note 4	$6,608	$175,906	$40,311	$459,186
Direct costs – Schedule 1	5,184	147,485	22,778	338,300

Gross margin	1,424	28,421	17,533	120,886

Administrative Expenses
Advertising and marketing	17,016	1,165	17,046	8,822
Amortization	1,307	4,286	5,022	12,860
Bad debts – Note 4	11,999	-	18,061	18,007
Consulting fees	9,507	-	10,272	9,938
Filing fees	1,703	1,597	3,466	3,641
Insurance (recovered)	(851)	23,986	47,197	75,760
Interest and bank charges	163	810	1,039	3,148
Interest on convertible promissory
notes – Note 4	15,930	20,664	47,923	128,174
Legal and accounting – Note 4	5,525	11,031	47,782	69,444
Office and miscellaneous	3,494	772	8,251	14,253
Rent (recovered)	466	(1,852)	466	12,148
Shareholder information and
printing (recovered)	1,187	(318)	3,360	10,277
Telephone and utilities	173	5,638	2,766	12,742
Transfer agent fees	3,945	1,514	3,962	2,900
Travel	6,581	6,031	7,722	16,315
Wages and benefits (recovered) –
Note 4	-	45,817	(819)	221,411

	78,145	121,141	223,516	619,840

Loss before other items	(76,721)	(92,720)	(205,983)	(498,954)

Other items
Interest income – Note 4	13,262	13,162	39,588	39,488
Provision for accrued interest
receivable – Note 4	(13,162)	(13,162)	(39,488)	(39,488)
Loss on disposition of capital assets	-	-	(3,455)	-
Gain on write-off of accounts
payable	19,879	-	19,879	-
Foreign exchange loss	-	-	-	(4,479)
Non-cash compensation charge	-	-	-	(5,250)
	19,979	-	(16,524)	(9,729)
Net loss for the period	$(56,742)	$(92,720)	$(189,459)	$(508,683)

Basic loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.07)

Weighted Average number of Shares Outstanding	7,370,332	7,152,280	7,370,332	7,152,280

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENT OF DEFICIT
for the nine months ended November 30, 2004
(Stated in US Dollars)
(Unaudited)

	2004	2003

Deficit, beginning of period	$(9,658,737)	$(8,461,992)

Dividends	(119,477)	-

Net loss for the period	(189,459)	(508,683)

Deficit, end of period	$(9,967,673)	$(8,970,675)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENT OF CASH FLOWS
for the nine months ended November 30, 2004
(Stated in US Dollars)
(Unaudited)

	2004	2003
Operating Activities
Net loss for the period	$(189,459)	$(508,683)
Add (deduct) items not involving cash:
Loss on disposition of capital asset	3,455	-
Non-cash compensation charge	-	5,250
Common shares issued for advertising and consulting services	-	6,250
Amortization	5,022	12,860
Changes in non-cash working capital items related to operations:
Accounts receivable	(2,947)	54,595
Inventory	5,320	151,279
Prepaids	(7,013)	24,310
Accounts payable	(105,298)	102,526
Advances payable	(14,500)	60,000
Dividends payable	(119,477	-

Cash used in operations	(185,943)	(91,613)

Financing Activities
Proceeds from share subscriptions	334,300	51,000
Common shares issued for cash	-	40,000
Dividends	(119,477)	-
Convertible promissory notes	(20)	-

Cash provided by financing activities	214,803	91,000

Investing Activities
Acquisition of licence fee	(20,000)	-
Proceeds from disposition of capital asset	7,000	-
Patent costs	(49)	(487)

Cash used in investing activities	(13,049)	(487)

Increase (decrease) in cash during the period	15,811	(1,100)

Cash, beginning of period	1,800	4,976

Cash, end of period	$17,611	$3,876

Supplementary cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Non-cash transactions – Note 5

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the year ended February 29, 2004, and the nine month period ending November 30, 2004
(Stated in U.S. Dollars)
(Unaudited )

	Common Stock			Promissory	Common	Preferred
	Issued		Paid-in	Note	Stock	Stock	Accumulated
	Shares	Amount	Capital	Receivable	Subscribed	Subscribed	Deficit	Total

Balance, February 28, 2003	12,993,908	$7,497,128	$57,279	$(585,000)	$51,500	$-	$(8,340,435)	$(1,319,528)
Issue of shares for cash pursuant to an
agreement to settle debt – at $0.25	10,000	2,500	-	-	-	-	-	2,500
Issue of shares pursuant to private
placements – at $1.03	50,000	51,500	-	-	-	-	-	51,500
– at $0.15	266,664	40,000	-	-	-	-	-	40,000
Issue of shares pursuant to advertising and
consulting services provided – at $0.25	15,000	3,750	-	-	-	-	-	3,750
Issue of shares pursuant to capital assets
contributed – at $1.00	4,950	4,950	-	-	-	-	-	4,950
Common stock subscribed	-	-	-	-	51,500	-	-	51,000
Common stock subscriptions utilized	-	-	-	-	(51,500)	-	-	(51,500)
Non-cash compensation charge	-	-	5,250	-	-	-	-	5,250
Preferred stock subscribed	-	-	-	-	-	1,593,025	-	1,593,025
Dividends	-	-	-	-	-	-	(70,268)	(70,268)
Net loss for the year ended
February 29, 2004	-	-	-	-	-	-	(1,248,034)	(1,248,034)

Balance, February 29, 2004	13,340,522	7,599,828	62,529	(585,000)	51,000	1,593,025	(9,658,737)	(937,355)

Common stock subscribed
- pursuant to a private placement	-	-	-	-	348,000	-	-	348,000
- pursuant to a license agreement	-	-	-	-	50,000	-	-	50,000
Less: finders fees	-	-	-	-	(13,700)	-	-	(13,700)
Dividends	-	-	-	-	-	-	(119,477)	(119,477)
Net loss for the nine months ended
November 30, 2004	-	-	-	-	-	-	(189,459)	(189,459)

Balance, November 30, 2004	13,340,522	$7,599,828	$62,529	$(585,000)	$435,300	$1,593,025	$(9,967,673)	$(861,991)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Schedule 1
SCHEDULE OF DIRECT COSTS
for the nine months ended November 30, 2004 and 2003
(Stated in U.S. Dollars)

	Three months ended		Nine months ended
	November 30,		November 30,
	2004	2003	2004	2003

Cost of sales	$2,724	$104,463	$18,986	$259,227
Manufacturing expenses	2,460	35,396	2,460	60,149
Royalty expense – Note 4	-	7,626	1,332	18,924

	$5,184	$147,485	$22,778	$338,300

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2004
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying nine months to November 31, 2004 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 29, 2004.

Operating results for the quarter ended November 30, 2004 are not necessarily indicative of the results that can be expected for the year ending February 28, 2005.

Note 2	Share Capital

	a)	Escrow:

At November 30, 2004, there are 5,970,190 shares held in escrow by the Company’s transfer agent. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

	b)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

Sense Technologies Inc.
Notes to the Interim Financial Statements
November 30, 2004
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Share Capital– (cont’d)

	b)	Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

	November 30, 2004		November 30, 2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding and exercisable at
beginning of period	1,215,000	$1.52	2,230,000	$1.22
Previously granted options vesting
during the period	-	-	100,000	$1.00
Granted	-	-	50,000	$1.00
Expired	(15,000)	$1.03	(10,000)	$1.03
Less: Share purchase options not
vested	-	-	(25,000)	$1.00

Outstanding and exercisable at end of
the period	1,200,000	$1.53	2,345,000	$1.10

At November 30, 2004, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise	Expiry
Number	Price	Date
25,000	$1.03	June 8, 2005
300,000	$1.03	August 4, 2005
25,000	$1.03	January 8, 2006
25,000	$1.03	March 22, 2006
450,000	$2.30	December 18, 2006
50,000	$2.30	January 10, 2007
100,000	$0.75	September 26, 2007
200,000	$1.00
25,000	$1.00	March 14, 2008

1,200,000

Sense Technologies Inc.
Notes to the Interim Financial Statements
November 30, 2004
(Stated in US Dollars)
(Unaudited) – Page 3

Note 2	Share Capital – (cont’d)

	b)	Commitments: – (cont’d)

Common Stock Subscribed

As at November 30, 2004, the Company received $51,000 in respect of a private placement of 340,000 shares at $0.15 per share and $348,000 in respect of a private placement of 6,960,000 units at $0.05 per unit. Each unit consists of one common share and one common share purchase warrant entitling the holder the right to purchase an additional common share at $0.15 per share for a period of up to 18 months. The Company paid a finders fee of $13,700 with respect to this private placement. As at November 30, 2004, these shares had not been issued.

Note 3	License Fee – Note 5

During the period ended November 30, 2004, the Company signed an exclusive license agreement to manufacture, sell, deliver and install the Lateral – View Mirror better known as Scope Out (“Scope Out”).

Pursuant to terms of the agreement, the Company is obligated to pay a license fee of $150,000 over the period of two years from the date of the agreement ($20,000 paid). Subsequent to signing the agreements, the licensor agreed to waive the final $50,000 of the license fee in exchange for 1,000,000 units of the Company at $0.05 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase an additional common share at $0.15 per share for a period of two years.

Note 4	Related Party Transactions

The Company incurred the following items with directors, shareholders and companies with common directors and shareholders:

	Three months ended		Nine months ended
	November 30,		November 30,
	2004	2003	2004	2003
Bad debts	$-	$-	$-	$18,007
Interest expense	$2,062	$1,411	$-	$6,386
Interest income	$(13,136)	$(13,136)	$(39,489)	$(39,489)
Legal and accounting fees	$-	$1,000	$-	$4,890
Provision for accrued
interest receivable	$13,163	$13,163	$39,489	$39,489
Royalty expense	$-	$7,626	$1,332	$18,314
Sales	$-	$-	$-	$(39,900)
Wages and benefits	$-	$34,615	$-	$111,486

Sense Technologies Inc.
Notes to the Interim Financial Statements
November 30, 2004
(Stated in US Dollars)
(Unaudited) – Page 4

Note 4	Related Party Transactions – Cont’d

The above noted items were measured by the exchange amount which is the amount agreed upon by transacting parties.

As at November 30, 2004, included in accounts payable is $57,657 (February 29,  2004: $60,900) owing to directors and a shareholder with respect to unpaid fees,  purchases and accrued interest and $481,332 (February 29, 2004: $480,000) owing to  shareholders in respect of royalties payable.

As at November 30, 2004, included in convertible promissory notes payable is $112,732 (February 29, 2004: $112,732) due to directors.

Note 5	Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the cash flows are excluded from the cash flow statement.

During the period ended November 30, 2004, the Company acquired license fees in the  amount of $150,000. As consideration the Company paid 20,000 cash, issued a license  fee payable of $80,000 and issued common stock subscriptions of $50,000. The non-cash  component of the transaction has been excluded from the statement of cash flows.

Item 2.      Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended November 30, 2004 and November 30, 2003.

Overview of Operations

Sense holds an exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert™ backing awareness system for motor vehicles utilizing microwave radar technology, as well as a patented technology which is used to produce the ScopeOut® adjustable mirrors system for improved backing awareness. The Company manufactures the Guardian Alert® product in Charlotte, NC through an outsourced vendor with extensive experience producing products for auto dealerships, and OEMs. The manufacturer of the ScopeOut® products will be approved soon. The Company has established relationships with multiple large dealership groups and after market product distributors.

The Company plans to complete development of its next-generation microwave product and continue to increase sales through continued development of new marketing relationships, as well as develop marketing opportunities for the recently-added ScopeOut® product line.

Results of Operations

For the period ended November 30, 2004 as compared to the period ended November 30, 2003.

Sales for the period ended November 30, 2004 were $6,608, a 96 percent decrease over the period ended November 30, 2003. The difference is due to timing of customer’s purchases and the Company’s attention currently being focused on the ScopeOut® product line acquisition and development.

Direct costs were $5,184 a 96 percent decrease over the period ended November 30, 2003, which is primarily in-line with the change in sales. The Company realized a positive gross margin contribution of $1,424.

General and administrative expenses were $78,145 for the period ended November 30, 2004 as compared to $121,141 for the period ended November 30, 2003. The decrease was partially attributable to a reduction in wages and benefits, interest, professional fees, rent, advertising and travel costs.

Liquidity and Capital Resources

At November 30, 2004, the Company had cash and cash equivalents on hand of $17,611 compared to $3,876 at November 30, 2003. During the period ended November 30, 2004, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

4

At November 30, 2004, we had a working capital deficit of $1,015,283 compared to positive working capital of $177,750 at November 30, 2003. The decrease in working capital is largely due to certain convertible promissory notes payable becoming due within one year.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Item 3.      Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also acting in the capacity as principal accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 – Certification
Exhibit 32.1 – Certification

(b)	No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 19, 2005	SENSE TECHNOLOGIES INC.
(Registrant)

	By:	/s/ Bruce Schreiner
Bruce Schreiner, President

5