Form 10KSB
period 2005-02-28
SENSE TECHNOLOGIES INC
filed 2005-06-17
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to ____________________

000-29990
(Commission file number)

SENSE TECHNOLOGIES INC.
(Name of small business issuer in its charter)

Yukon Territory	90010141
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2535 N. Carleton Avenue, Grand Island, Nebraska	68803
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (308) 381-1355

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: US$47,177

As of May 23, 2005, the aggregate market value of the voting common equity held by non-affiliates of the registrant was US$3,933,448, based on the closing trade reported on the NASD Over-the-Counter Bulletin Board quotation system. Shares of Common Stock held by each officer and director and by each person known to the issuer who owns 5% or more of the outstanding Common Stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of May 23, 2005, the Registrant’s outstanding common stock consisted of 27,849,523 shares. Transitional Small Business Disclosure Format: Yes ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2005 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-KSB, which definitive proxy statement is to be filed within 120 days after the end of the registrant's fiscal year ended February 28, 2005. If the definitive proxy statement is not filed within the 120 day period, the issuer will instead file an amendment to this Form 10-KSB disclosing the omitted items under Part III.

SENSE TECHNOLOGIES INC.

Form 10-KSB

Signatures

SENSE TECHNOLOGIES INC.
FORM 10-KSB

Note Regarding Forward Looking Statements

This Form 10-KSB contains forward-looking statements, which may be identified as statements containing, including without limitation, the words believes, anticipates, intends, expects or similar words. These statements are based on our belief as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forwards-looking statements. Some, but not all, of the factors that may cause these differences include: risks related to political and economic uncertainties; risks related to the implementation of our new business strategy; our ability to obtain financing on acceptable terms; competition in the automotive sensing device industry; our ability to obtain widespread acceptance of our sensing devices in the automotive industry; our ability to manage growth; our ability to protect our intellectual property rights; government regulation of the automotive industry as it relates to use of sensing devices; and other uncertainties described elsewhere herein. You should not place undue reliance on these forward-looking statements.

PART I

Item 1. Description of Business

Overview

We develop and market automotive safety devices that increase driver awareness of people or obstacles located in vehicle blind spots. Our two product lines consist of Guardian Alert® and ScopeOut®.

Our Guardian Alert® product uses Doppler radar technology to warn vehicle drivers of the presence of people or obstacles in blind spots that exist behind their vehicles when backing up. Marketing of the product has been primarily to automobile and truck dealers, fleet operators, and other after-market automotive industry participants. The Company began manufacturing the Guardian Alert® Doppler Awareness System for the passenger car market during the first quarter of fiscal 2003. Marketing of the product began concurrently with production and has resulted in sales to several large car dealership groups, individual dealerships and aftermarket products distributors. We are presently expanding our marketing efforts to increase our presence in the fleet vehicle market, passenger car aftermarket and additional new channels. Recent changes in our management, business plan and the need for additional financing has delayed our marketing and sales plans for the product. In addition, we require additional funding to continue with development of the product.

In 2004, we acquired the worldwide rights to market and sell the ScopeOut® product. ScopeOut® is a system of specially designed mirrors which are placed at specific points on automobiles, trucks, sport utility vehicles or commercial vehicles to offer drivers a more complete view behind the vehicle. Drivers using the product are able to have increased visibility when backing out of parking spaces or garages, and have additional protection from blind spots during lane changes in traffic. ScopeOut® is being marketed to department stores and other retailers as an after-market automotive safety product, and is also available on-line at www.sensetech.com.

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

Industry Overview

We compete in the automotive backing awareness and safety industry. Our products are designed to protect people from death or injury and property from damage that can result from a collision with a vehicle that is backing up or changing lanes. In those circumstances, vehicles have blind spots that limit the ability of the operator to see obstacles or people that are towards the rear or behind the vehicle. This has repeatedly resulted in death, injury and property damage, which has in turn prompted several companies to develop and manufacture backing awareness sensing products. The National Highway Traffic Safety Administration reported that approximately 400 people die in the United States annually from accidents involving vehicles backing up. In addition, property damage and personal injury claims resulting from back-up accidents all suggest a market need for backing awareness safety devices.

While there are no known products that are similar to our ScopeOut® product, there are a number of backing awareness products available that compete with our Guardian Alert® product.

Various backing awareness products are currently being installed by automobile manufacturers and dealers as optional equipment on consumer and commercial vehicles. However, backing awareness products can range in sophistication and effectiveness. Such products include loud beeping alerts that sound when a vehicle is placed in reverse gear. A beeping alert is limited in effectiveness as it does not notify the driver of obstacles behind the vehicle. Young children up to four years old typically do not have the capacity to understand what the beeping noise means or to understand the possibility of injury from remaining behind a reversing vehicle. Other awareness products include large round convex mirrors placed at the rear of a vehicle which provide the driver with a line of vision across the rear area of their vehicle. These devices can be effective for a small class of vehicles such as delivery vans, however are not practical for most consumer or commercial vehicles due to their size and need for training.

There are also backing awareness products, including our Guardian Alert(® Doppler Awareness System product, that use ultrasound and radar technologies to sense obstacles and people behind a reversing vehicle. These electronic sensing and alert systems will warn a driver to the existence of obstacles behind a vehicle. Ultrasound backing awareness products are currently being used by some automobile manufacturers as a factory-installed option on certain new vehicle lines. These products are designed primarily to protect the vehicle from damage in parallel parking situations. They are designed to detect the bumper of another vehicle when parking and accordingly will typically not detect obstacles below ten inches from the ground. These sensors must be kept clear of dirt and dust in order to ensure proper functioning. The system requires that four ultrasonic sensors be placed at various locations on the rear bumper. The sensors extend through the skin of the bumper, thereby changing the appearance of the exterior of the vehicle. Backing awareness systems also exist that use pulse radar to detect obstacles. These systems are installed on the exterior of a vehicle thereby affecting aesthetics of the vehicle, and are typically used for commercial vehicles.

Our Guardian Alert Product

Guardian Alert ®
Our Guardian Alert® Doppler Awareness System backing awareness products use a patented process based on Doppler radar technology. Our Doppler radar sensing products offer several advantages over ultrasonic and pulse radar sensors. The Guardian Alert® Doppler Awareness System creates a three-dimensional awareness zone behind a vehicle that extends from the rear of the vehicle outward for the width of the vehicle. Vertically, the awareness zone begins at ground level and rises up to approximately five feet. The operator of the vehicle is alerted should any person or obstacle come within the awareness zone as the vehicle is reversing. The Guardian Alert® Doppler Awareness System consists of a single sensor that can be placed under the skin of a plastic bumper thereby not altering the appearance of the vehicle. We also have a number of other product shapes and installation options to accommodate a wide range of consumer and commercial vehicles. Our products are designed to be robust and to operate in almost all weather and road conditions. In contrast to ultrasound and some other backing awareness products, our sensor using the Doppler radar technology is not affected by dust, dirt, snow or other environmental materials that can cover a sensor.

Our Guardian Alert® Doppler Awareness System products are based on a patented system using Doppler radar technology. We acquired and hold worldwide rights to manufacture and sell the system.

The Guardian Alert® Doppler Awareness System consists of a radar transceiver, a flat antenna, a signal processor, and an audio-visual display unit. The transceiver and antenna are enclosed in an environmentally sealed, high impact resistant, resin housing and mounted on the rear of the vehicle. When activated by placing the vehicle in reverse, the transceiver continuously projects signals and the antenna receives return signals reflected off of objects within the predefined awareness zone. Doppler Shift technology is based on the principle that signals return on a slightly different frequency than they are projected. The relationship between the phase of the projected signals and the returning signals is used by the product to determine the distance between the rear of the vehicle and the object. The signal processor then sends a signal to the audio-visual display unit typically located on the dashboard of the vehicle thereby alerting the vehicle operator to the presence of a person or object. The display unit informs the operator about the presence of an obstacle via a sequence of green, yellow, and red lights set to illuminate at preset distances such as twelve feet, five feet and three feet. In conjunction with the visual alarm, the audio alarm alerts the driver at corresponding distances with a pulsating tone changing to a constant tone. The visual display is approximately the size of a small box of matches.

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

The focus of our current business strategy is the commercialization of our Guardian Alert® Doppler Awareness System products. There are a number of product extensions and new applications that we may develop in the future as we grow. These products include side blind spot awareness and docking aids for industrial safety and velocity sensing applications.

Production of our Guardian Alert ® Doppler Awareness System

We outsource the manufacture of the components of our Guardian Alert® Doppler Awareness System using an engineering consulting firm and two manufacturing companies. Our objective is to secure high-volume, low-cost production capabilities. The entire family of products has the same interior components, while the exterior enclosure and mount is available in a variety of options appropriate for different types of vehicles.

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

Market and Marketing of our Guardian Alert ® Doppler Awareness System

The end user of our Guardian Alert® Doppler Awareness System product is the safety conscious vehicle owner or operator seeking to minimize the risk of loss associated with backing accidents. Users of backing awareness sensing products, may purchase the product as a factory installed option from the vehicle manufacturer, purchase the product after-market or directly from distributor for installation in commercial or fleet vehicles, or purchase as an after-market consumer add-on to their vehicle.

Accordingly, the target market for our Guardian Alert® Doppler Awareness System product can be identified as follows:

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

The 200 million vehicles currently on US roads also provide a number of opportunities for marketing our backing awareness products. There are also eight million large trucks owned by commercial enterprises and approximately 4.5 million fleet vehicles on dealership service plans, which provide a significant point of sale opportunity. Millions of vehicles each year are repaired at collision centers, which could offer the product in conjunction with the repair of a rear bumper. Additionally, most new car warranties require regular oil changes, which are often performed at dealerships. These visits will provide additional point of sale opportunities for dealerships that are already stocked with Guardian Alert® Doppler Awareness Systems.

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

We believe that consumers weigh cost, safety benefit to persons and property and aesthetic appeal in making a decision to purchase a backing awareness product. We believe that the products ease of demonstration and high degree of functionality can provide a consumer with an appreciation of the benefits in protection of property and person. We estimate the cost of a system installed on a consumer vehicle would generally range between $300 to $700 which we believe would appeal to most new-vehicle buyers that are interested in the safety and protection aspect of the product. In perspective, the cost of the product is less than typical insurance deductibles and therefore avoiding one incident would allow the product to pay for itself. In addition to actual repair cost, Guardian Alert ® Doppler Awareness System purchasers also receive the benefit of saving the considerable time and inconvenience of having their vehicle repaired and processing insurance claims. Our product can also be installed beneath the plastic skin of a bumper, thereby not altering the appearance of the vehicle.

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

We believe the Guardian Alert® Doppler Awareness System is superior to any competing technology in each active sensor category. Our system is the only patented Doppler radar device available. Among Doppler radar products, our Guardian Alert® Doppler Awareness System is the only product that uses a single sensor, which we believe results in easier and less expensive installation. Ease of installation is a primary concern among vehicle dealers which provides us with a competitive advantage over other Doppler radar sensing and ultrasonic products.

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

We believe our product has competitive advantages over ultrasonic systems. Ultrasonic systems have begun to emerge as a factory installed option on some vehicle lines. Due to the four precisely tuned sensors and the in-bumper design requirements of these systems it is not practical to install them outside of the factory on cars or light trucks. The most important distinguishing characteristic between the Guardian Alert® Doppler Awareness System and ultrasonic systems is that ultrasonic systems are designed primarily to detect the bumper of another vehicle while parallel parking. They do not provide coverage all of the way to the ground and therefore tend to offer the vehicle operator a false sense of security. Additionally, since the sensors cannot “see” through a bumper, the systems cannot be mounted behind the skin of the bumper, which affects the aesthetic appearance of the vehicle.

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

Our ScopeOut® Product

ScopeOut®

ScopeOut® is a system of specially designed mirrors which are placed at specific points on automobiles, trucks, vans, sport utility vehicles and commercial vehicles, to offer drivers a more complete view of the blind spots located toward the rear of the vehicle. Drivers are able to have increased visibility when backing out of parking spaces or garages, and have additional protection from blind spots during lane changes in traffic. ScopeOut®’s high-tech aerodynamic mirrors help drivers see approaching traffic and more easily detect a host of potential hazards behind the vehicle that might otherwise be blocked from view.

This after-market automotive device installs easily on vehicles within minutes, and it provides drivers with 270 degrees of rear visibility, allowing drivers to see a panoramic view behind them. Two models are available, one for cars and one designed to fit most sport utility vehicles, trucks, minivans, station wagons or hatchbacks. Either model fits a wide variety of vehicles, can be installed with no special equipment, and can be removed at any time without altering or damaging the vehicle.

We have entered an exclusive worldwide license agreement to manufacture and market the ScopeOut® adjustable mirrors system. The product is a stand-alone or complementary product to the existing Guardian Alert® product line.

Production of our ScopeOut® Product

All of our manufacturing and engineering is being out-sourced to a firm located in Phoenix, Arizona. The product is manufactured in China in order to reduce manufacturing costs. The ScopeOut® product is ready for immediate commercial production and sales, which we anticipate to commence in the third quarter of 2005.

Market and Marketing of our ScopeOut® Product

The potential market for ScopeOut® is owners or operators of cars, vans, SUV’s and trucks worldwide. There are over 200 million vehicles on the road at any given time, and 16 to 18 million new vehicles being built and sold each year. In combination with our Guardian Alert®, we have the only “Surround Safety System” that addresses all the blind spots encountered around the rear of most vehicles at a cost that permits us to set price points that are affordable for most consumers.

There are a number of ways to market this product, both individually, or as a combination.

Marketing outlets include, but are not limited to, the following:

  AAA Insurance
  AARP
  Mass merchandisers such as Wal-Mart, Target, Costco, Sam’s Club, K-Mart, etc.
  Drugstore chains such as Walgreen, Osco, CVS etc.
  Insurance companies
  Rental car companies
  Electronics stores such as Best Buy, Radio Shack, Circuit City, etc.
  Supermarket chains such as Fry’s, Albertson’s, Safeway, Kroge, etc.
  Independent auto aftermarket stores
  New and used auto dealers
  OEM market
  Internet and infomercials
  QVC and HSN

We are presently building a National Representative Organization that will allow for our products to be introduced to all the various markets.

Competition and Our Competitive Advantages

In our research, we have found no products comparable to ScopeOut® that addresses the hazard created with vehicles backing out blind in parking lots and driveways, all while offering an additional lane-changing safety feature. We believe the product design and pricing are unique.

Our Patents, Trademarks & Licenses

Patents & Trademarks

The following countries have granted patent rights respecting the Guardian Alert® Doppler Awareness System backing awareness system in the following countries: United States, Canada, Australia, South Africa, Taiwan, the United Kingdom, Korea and Japan. The Guardian Alert® Doppler Awareness System is a registered trademark.

We have also received a US Patent on our trailer hitch mount sensor product that easily installs in the receiver-hitch on any vehicle equipped with such a hitch.

The ScopeOut® product is generally covered by US Patent Numbers 6,715 893 and 6,799,857, with various other patent applications currently pending, all of which are included in the exclusive license agreement.

Licenses & Royalties

We hold worldwide rights to develop, manufacture, market and license the Guardian Alert® Doppler Awareness System technology and products. We hold these rights pursuant various license agreements with S&S and Driver Alert Group, the original group of patent holders and Stinson & Associates, a holder of certain rights under license from Driver Alert Group. These license agreements provide us with the right to market the products to all federal, state, local and foreign governments and agencies, including the postal service, the rights to enter into manufacturing and marketing agreements with automotive and other manufacturers worldwide, and generally the rights to any other markets including school buses, construction equipment and mining equipment.

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

In the event these minimum sales are not realized, we are obligated to pay an amount in lieu of royalties equal to the royalties that would have been payable if the minimum number of units were manufactured and sold. Commencement of Commercial Production took place on October 1, 1999. During the fiscal year ended February 28, 2002 we paid a minimum royalty payment of $128,388 to maintain the licenses in good standing. In 2003, 2004 and 2005, the Company did not pay its minimum royalty payment. The effect of this is to convert the license from exclusive to non-exclusive status. All other provisions remain the same.

We entered into a sub-license agreement with S&S Distributing, LLC of Elkhorn, Nebraska whereby S&S acquired certain rights to develop, market and distribute Guardian Alert® Doppler Awareness System products in 1998, but it is no longer in effect. The sub-license agreement provided for certain minimum purchases of products from Sense, and certain expenditure requirements for development and marketing. The sub-license also provided that any new versions of the sensing device that are developed by S&S will be made available for manufacture and distribution by Sense. S&S is continuing to sell Sense units.

Pursuant to a consulting and engineering agreement with Maple Consulting, we agreed to pay a royalty of $0.50 for each Guardian Alert® Doppler Awareness System sold that was designed pursuant to the agreement, up to a maximum of 200,000 units.

We hold a world-wide exclusive and perpetual license with ScopeOut® products pursuant to a license agreement with Palowmar Industries, LLC and Lowell Martinson.

Our ScopeOut® license calls for $150,000 to be paid over two years along with a royalty of 10% of wholesale price for each ScopeOut® unit sold, but not less than $2.00 per unit.

Minimum quantities are:

(i)	30,000 units per year beginning in years 1-2

(ii)	60,000 units per year beginning in years 3-4

(iii)	100,000 units per year beginning in years 5 and above.

Governmental Approval

Because our Guardian Alert product is an emitting device, the Federal Communications Commission (FCC) we were required to obtain equipment authorization which was granted on October 31, 1995. The microwave signals emitted by the device can potentially interfere with radar detectors and other existing emitting systems. All FCC tests have been completed and a FCC certification in the name of Sense Technologies Inc. has been obtained. There are no other material regulatory approvals required for Sense to achieve its stated business objectives.

Employees

We currently are selling product by paying commissions on achieved sales, and have no payroll.

Item 2. Description of Property

Sales inquiries are being processed for Sense by Tim Goldsbury and Associates, Inc., at Alhambra Plaza, 725 N. Hwy A-1-A, Jupiter, FL 33477. Administration is handled from offices located at 2535 N Carleton Avenue, Grand Island, Nebraska. We have permanently vacated 800 Clanton Road, Suite U, Charlotte, North Carolina. Both the Florida and Nebraska office space is provided to us at no cost.

Item 3. Legal Proceedings

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against us. We are aware of one product manufacturer that we believe is infringing our Doppler radar patents and will continue to evaluate whether to pursue litigation as resources permit.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Common equity and Related Stockholder Matters

Market and Trading Price

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

The following table shows the high and low sales prices, in U.S. dollars, of our common stock on the Nasdaq SmallCap Market and high/low trading prices on the OTCBB for each quarter within the last two fiscal years:

Quarter Ended	High	Low
February 28, 2005	$0.38	$0.08
November 30, 2004	$0.14	$0.05
August 31, 2004	$0.08	$0.05
May 31, 2004	$0.18	$0.06
February 29, 2004	$0.25	$0.11

November 30, 2003	$0.39	$0.06
August 31, 2003	$0.38	$0.11
May 31, 2003	$0.37	$0.11

As of February 28, 2005, there were 22,875,158 shares of our common stock issued and outstanding. As of February 28, 2005, there were 298 holders of record of our common stock.

The Company accrued dividends in the amount of $236,116.86 on its Class “A” Preferred Shares as at March 15. Certain shareholders electing to convert their Class A Preferred Shares agreed to apply a total of $185,270 of the dividends payable as at March 15, 2005 towards the purchase of additional common shares.

There are no dividend restrictions in the Company.

Recent Sales of Unregistered Securities

On July 25, 2003, we issued 5,000 common shares to one accredited investor under Rule 506 of Regulation D, valued for accounting purposes at US$0.25, in settlement of debt in the amount of US$5,150. The price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On July 25, 2003, one accredited investor under Rule 506 of Regulation D, subscribed for 50,000 common shares at a price of US$1.03 per share for total proceeds to the Company of US$51,500. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On July 25, 2003, three accredited investors under Rule 506 of Regulation D, subscribed for an aggregate of 266,664 common shares at a price of US$0.15 per share for total proceeds to the Company of US$39,999.60. The price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On July 25, 2003, we issued 10,000 common shares to one accredited investor under Rule 506 of Regulation D, valued for accounting purposes at US$0.25, in settlement of debt in the amount of US$10,000. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On July 25, 2003, we issued 10,000 common shares to one accredited investor under Rule 506 of Regulation D, valued for accounting purposes at US$0.25, in settlement of debt in the amount of US$10,500. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On October 2, 2003, we issued Series “B” convertible secured promissory notes (the “Secured Notes”) in the aggregate principal amount of US$45,000 to two investors, under Rule 506 of Regulation D. One note for $15,000 bears interest at 10%, and the other note for $30,000 bears no interest. The Secured Notes will become due on demand made on or after August 30, 2005 and will be convertible into our common shares at the rate of US$0.29 per share. The Secured Notes may be redeemed in whole or in part at the election of Sense upon 10 days of notice being sent to the holder, at any time after August 30, 2005 at a redemption price equal to the principal amount being redeemed, plus accrued but unpaid interest thereon. The offer to redeem the Note will be made pro-rata to all note holders. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On July 25, 2003, we issued 4,950 common shares to one accredited investor under Rule 506 of Regulation D at a deemed price of US$1.00 per share to settle debt in the amount of US$4,950. The price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S.

Securities Act of 1933.

During the year ended February 29, 2004, we issued Series “B” 10% convertible secured promissory notes (the “Secured Notes”) in the aggregate principal amount of US$560,000, in exchange for an equal principal amount of our outstanding Series “A” 10% convertible secured promissory notes to nine accredited investors, under Rule 506 10 of Regulation D. The Secured Notes are due on demand made on or after August 30, 2005 and are convertible into our common shares at the rate of US$0.29 per share. The Secured Notes may be redeemed in whole or in part at the election of Sense upon 10 days of notice being sent to the holder, at any time after August 30, 2005 at a redemption price equal to the principal amount being redeemed, plus accrued but unpaid interest thereon. The offer to redeem the Note will be made pro-rata to all note holders. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

During the year ended February 29, 2004, we issued for Class “A” Preferred Shares (the “Class A Shares”) in the principal amount of US$1,593,025, in exchange for our outstanding Convertible Unsecured Promissory Notes (the “Unsecured Notes”) in the amount of US$1,276,000 plus accrued interest thereon of US$317,025, to 22 investors, under Rule 506 of Regulation D. The Class A Shares were issued at a deemed price of US$1.00 and are convertible into common shares at the rate of US$0.29. The holders of the Class A Shares are entitled to receive quarterly dividends calculated at the rate of US$0.10 per annum per Class A Share. If dividends are not paid in any quarter, then they shall cumulate and be payable in a subsequent quarter. The Class A Shares may be redeemed pro-rata at the option of the Company at any time after August 30, 2005 at the rate of US$1.00 per share plus all outstanding dividends thereon. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

During the year ended February 29, 2004, we granted stock options to purchase up to 50,000 common shares of the Company at an exercise price of US$1.00 to one investor, under Rule 506 of Regulation D. The exercise price per share was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On January 24, 2005, 36 investors under Rule 506 of Regulation D, subscribed for an aggregate of 9,020,000 units at a price of US$0.05 per unit for total proceeds to the Company of US$451,000. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder thereof upon due exercise to acquire one additional common share in the capital stock of the company at a price of USD$0.15 for a period of eighteen months from the date of closing of the sale of the units. If the market price for the company’s common stock, as quoted on a quotation facility or stock exchange, exceeds USD$0.40 for 5 consecutive trading days, the company may, require the holder to exercise the warrants on or before 60 calendar days from delivery of such notice, failing which any unexercised warrants will be deemed expired. The shares and warrants are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On February 28, 2005 we issued 594,636 common shares to three investors, under Rule 506 of Regulation D, in exchange for the cancellation of five Series “B” 10% convertible secured promissory notes in the aggregate amount of US$134,526.72 plus US$14,132.66 in accrued interest. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On March 15, 2005, we issued 5,494,852 common shares to 16 investors pursuant to the conversion of 1,249,927 Class “A” Preferred Shares and the subscription, under Rule 506 of Regulation D, equal to the amount of accrued dividends payable by the Company at $0.13 per share. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On March 30, 2005, we issued 25,000 common shares to one investor under Rule 506 of Regulation D, at a deemed price of US$0.15, pursuant to a bonus granted by the Company. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On March 30, 2005, one investor under Rule 506 of Regulation D, subscribed for 200,001 common shares at a price of US$0.15 per share for total proceeds to the Company of US$30,000. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On May 9, 2005, 12 investors under Rule 506 of Regulation D, subscribed for an aggregate of 5,304,000 units at a price of US$0.05 per unit for total proceeds to the Company of US$265,200. The price per unit was determined by management based on the stage of development of the Company and the fact that there were no significant operations or assets in the Company. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder thereof upon due exercise to acquire one additional common share in the capital stock of the company at a price of USD$0.15 for a period of eighteen months from the date of closing of the sale of the units. If the market price for the company’s common stock, as quoted on a quotation facility or stock exchange, exceeds USD$0.40 for 5 consecutive trading days, the company may, require the holder to exercise the warrants on or before 60 calendar days from delivery of such notice, failing which any unexercised warrants will be deemed expired.

The following table sets forth information respecting our compensation plans as at February 28, 2005, under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,200,000	$1.31	800,000
Equity compensation plans not approved by security holders	Nil	N/A	N/A
Total	1,200,000	$1.31	800,000

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the period ended February 28, 2005 and February 29, 2004.

Overview of Operations

Sense holds an exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert® backing awareness system for motor vehicles utilizing microwave radar technology. The Company manufactures the product in Charlotte, NC through an outsourced vendor with extensive experience producing products for auto dealerships and OEMs. The Company has established relationships with multiple large dealership groups and aftermarket product distributors.

The Company plans to complete development of its next-generation product and continue to increase sales through continued development of new marketing relationships.

Results of Operations

For the period ended February 28, 2005 as compared to the period ended February 29, 2004.

Sales for the period ended February 28, 2005 were $47,177, a 90 percent decrease from the period ended February 29, 2004. This difference is due to a concentration of sales and one large sale to one customer in 2004 that did not recur in 2005.

Direct costs were $436,279, a 91 percent decrease from the period ended February 29, 2004, which is based on the reduction in sales. The Company realized a positive gross margin contribution of $10,898. These numbers exclude an inventory write off of $184,584 in 2005, and $114,371 in 2004.

General and administrative expenses were $360,930 for the period ended February 28, 2005 as compared to $772,632 for the period ended February 29, 2004. The decrease was partially attributable to a reduction in wages and benefits, interest, professional fees, rent, advertising and travel costs

Liquidity and Capital Resources

At February 28, 2005, the Company had cash and cash equivalents on hand of $131,313 compared with $1,800 at February 29, 2004. During the period ended February 28, 2005, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At February 28, 2005, we had a working capital deficit of $997,332 compared to a working capital deficit of $307,101 at February 29, 2004. The reduction of working capital is largely due to certain unsecured promissory notes coming due within one year.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Critical Accounting Policies:

The Company’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of investment tax credits, trade accounts receivable, and deferred tax assets. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the consolidated financial statements.

The Company follows the cost reduction method of accounting for investment tax credits and recognizes the estimated net recoverable amount when reasonable assurance exists as to their collectability.

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the Company’s trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made.

The Company reviews its intangible assets on an annual basis for impairment. The intangible assets are primarily comprised of license agreements. Management specifically reviews the number of contracts on hand and if there will be significant future cash flows to be generated from these contracts. If the Company determines that there is an impairment, then a write-down will be made.

The Company maintains an allowance for inventory obsolescence. Management reviews the inventory on a quarterly basis by directly testing for obsolete inventory. If management determines that obsolete inventory has increased, then an increase in the allowance will be made.

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that it is not more likely than not that a deferred tax asset will be recovered, a valuation allowance is provided. In making this determination, the Company considers estimated future taxable income and taxable timing differences expected to reverse in the future. Actual results may differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” requiring that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be measured and recognized in the financial statements using the fair value of the compensation awards. The provisions of SFAS 123R are effective for the Company for the first interim or annual period that begins after December 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of the first quarter of its year ending February 28, 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method and the modified-retrospective transition method.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Item 7. Financial Statements

The Company’s audited financial statements for the fiscal year ended February 28, 2005 are attached to this report following the signature page and Certifications.

Item 8. Changes In and Disagreements with Accountants and Financial Disclosure

None

Item 8A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also acting in the capacity as principal accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of a time within 60 days prior to February 28, 2005. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the year ended February 28, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its President and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended February 28, 2005.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

Information with respect to Items 9 through 12 and Item 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before June 29, 2005 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before June 29, 2005, the issuer will instead file an amendment to this Form 10-KSB disclosing the information with respect to Items 9 through 12.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	The Articles of Continuance	Incorporated by reference as Exhibit 3.1 to the Company’s Form 10-KSB, filed with the SEC on May 24, 2002 (“2002 Form 10-KSB”)
3.2	By-Laws	Incorporated by reference as Exhibit 3.2 to the 2002 Form 10- KSB
3.3	Articles of Amendment	Incorporated by reference to as Appendix A to the Company’s Schedule 14A – Definitive Proxy Statement, filed with the SEC on June 17, 2002 (“Schedule 14A”)
10.1	Amended Stock Option Agreement dated October 2, 2001 between Bruce E. Schreiner and the Company.	Incorporated by reference as Exhibit 10.1 to the 2002 Form 10-KSB
10.2	Two (2) Amended Stock Option Agreements both dated October 2, 2001 between Cynthia L. Schroeder and the Company.	Incorporated by reference as Exhibit 10.2 to the 2002 Form 10-KSB
10.3	2002 Stock Option Plan	Incorporated by reference as Appendix B to the 2002 Schedule 14A
10.4	Series B 10% Convertible Secured Promissory Note for Bruce Schreiner (7-B)	Filed herewith
10.5	Series B 10% Convertible Secured Promissory Note for Bruce Schreiner (8-B)	Filed herewith
10.6	Promissory Note for Bruce Schreiner (11-B)	Filed herewith
10.7	Series B 10% Convertible Secured Promissory Note for Cynthia Schroeder (9-B)	Filed herewith
10.8	License agreement with Palowmar Industries, LLC and Lowell Martinson, inventor respecting the ScopeOut® product.	Incorporated by reference to the Form 8-K filed June 14, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32.1	Section 1350 Certifications	Filed herewith

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the fourth quarter of the fiscal year ended February 28, 2005.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2005.

SENSE TECHNOLOGIES INC.

By:	/s/ Bruce E. Schreiner

Bruce E. Schreiner
President, Chief Executive Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	Title:	Date:

/s/ Bruce E. Schreiner	Chief Executive Officer, President	June 14, 2005
Bruce E. Schreiner	Director and Principal Accounting Officer

/s/ James R. Iman	Director	June 14, 2005
James R. Iman

/s/ Cynthia L. Schroeder	Director	June 14, 2005
Cynthia L. Schroeder

SENSE TECHNOLOGIES INC.

REPORT AND FINANCIAL STATEMENTS

February 28, 2005 and February 29, 2004

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders,
Sense Technologies Inc.

We have audited the accompanying balance sheets of Sense Technologies Inc. as of February 28, 2005 and February 29, 2004 and the related statements of loss, deficit, shareholders’ deficiency and cash flows for each of the years in the two-year period ended February 28, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2005 and February 29, 2004 and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
May 23, 2005 except Note 16 which	Chartered Accountants
is as of June 6, 2005

SENSE TECHNOLOGIES INC.
BALANCE SHEETS
February 28, 2005 and February 29, 2004
(Stated in U.S. Dollars)

	February 28,	February 29,
	2005	2004

ASSETS

Current
Cash	$131,313	$1,800
Accounts receivable – Note 11	18,347	8,733
Inventory – Note 3	577,285	747,506
Prepaids	13,392	17,253

	740,337	775,292
Equipment – Note 4	55,027	30,420
Intangible assets – Note 5	158,350	8,300

	$953,714	$814,012

LIABILITIES

Current
Accounts payable – Notes 6 and 11	$774,551	$885,925
Advances payable	49,100	76,200
Dividends payable – Note 16	229,571	70,268
Current portion of convertible promissory notes payable – Notes 7 and 11	584,447	50,000
Current portion of license fee payable – Note 5	60,000	-
Promissory note payable – Note 8	40,000	-

	1,737,669	1,082,393
Convertible promissory notes payable – Notes 7 and 11	-	668,974
License fee payable – Note 5	2,500	-

	1,740,169	1,751,367

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share,
20,000,000 shares authorized, 1,593,028 shares issued at February 28,
2005 (February 29, 2004: None) – Note 16	1,593,025	-
Common stock, without par value, 100,000,000 shares authorized,
22,875,158 issued at February 28, 2005 (February 29, 2004: 13,340,522)	8,228,246	7,599,828
– Note 16
Common stock subscribed – Notes 9 and 16	232,200	51,000
Preferred stock subscribed – Note 9	-	1,593,025
Promissory note receivable – Note 10	(585,000)	(585,000)
Additional paid-in capital	62,529	62,529
Deficit	(10,317,455)	(9,658,737)

	(786,455)	(937,355)

	$953,714	$814,012
Nature and Continuance of Operations – Note 1
Commitments – Notes 5, 9 and 13
Subsequent Events – Note 16

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENTS OF LOSS
for the years ended February 28, 2005 and February 29, 2004
(Stated in U.S. Dollars)

	February 28,	February 29,
	2005	2004

Sales	$47,177	$474,817
Direct costs – Schedule 1	220,863	514,634

	(173,686)	(39,817)

Expenses
Advertising and marketing	21,462	6,399
Amortization	6,392	13,037
Bad debts	22,100	25,418
Consulting fees – Note 11	36,809	10,413
Filing fees	2,524	5,386
Insurance	60,036	75,296
Interest and bank charges	4,207	3,745
Interest on long-term debt – Note 11	69,913	145,428
Legal, accounting and audit fees – Note 11	81,913	153,598
Office and miscellaneous	13,480	15,396
Rent	592	20,865
Repairs and maintenance	-	894
Shareholder information and printing	13,838	12,114
Stock-based compensation charge – Note 9	-	5,250
Telephone and utilities	4,108	14,801
Transfer agent fees	5,766	6,204
Travel	14,328	18,552
Wages and benefits – Note 11	3,462	245,086

	360,930	777,882

Loss before other items	(534,616)	(817,699)

Other items:
Premium on conversion of convertible promissory
notes payable	(32,723)	-
Loss on sale of capital assets	(3,455)	(20,524)
Provision for accrued interest receivable
– Notes 10 and 11	(52,650)	(52,650)
Other income	71,379	5,579
License fees – Notes 5 and 11	-	(280,380)
Write-down of license fee – Notes 3 and 5	-	(135,010)
Interest income – Note 11	52,650	52,650

Net loss for the year	$(499,415)	$(1,248,034)

Basic and diluted loss per share	$(0.06)	$(0.17)

Weighted average number of shares outstanding	8,178,606	7,208,389

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
 STATEMENTS OF DEFICIT
for the years ended February 28, 2005 and February 29, 2004
(Stated in U.S. Dollars)

	February 28,	February 29,
	2005	2004

Deficit, beginning of the year	$(9,658,737)	$(8,340,435)

Net loss for the year	(499,415)	(1,248,034)

Dividends	(159,303)	(70,268)

Deficit, end of year	$(10,317,455)	$(9,658,737)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
for the years ended February 28, 2005 and February 29, 2004
(Stated in U.S. Dollars)

	February 28,	February 29,
	2005	2004

Operating Activities
Net loss for the year	$(499,415)	$(1,248,034)
Add (deduct) items not involving cash:
Common shares issued for advertising and
consulting services	-	3,750
Premium on conversion of convertible
promissory notes payable	32,723	-
Non-cash compensation charge	-	5,250
Write-off of inventory	184,584	114,371
Loss on sale of capital assets	3,455	20,524
Write-down of license fee	-	135,010
Gain on settlement of accounts payable	-	(7,851)
Gain on write-off of accounts payable	(67,912)	-
Amortization	6,392	13,037
Changes in non-cash working capital balances
related to operations:
Accounts receivable	(9,615)	55,842
Inventory	(14,363)	179,960
Prepaids	3,861	13,399
Accounts payable	(29,294)	519,353
Advances payable	(27,100)	54,200
Dividends payable	159,303	70,268

Cash used in operating activities	(257,381)	(70,921)

Financing Activities
Proceeds from issuance of common stock	397,000	40,000
Dividends	(159,303)	(70,268)
Note payable	40,000	-
Proceeds from issuance of convertible
promissory notes payable	-	45,000
Proceeds from common share subscriptions	181,200	51,000

Cash provided by financing activities	458,897	65,732

Investing Activities
Proceeds from the sale of capital assets	7,000	2,500
Acquisition of equipment	(41,454)	-
Acquisition of license fee	(37,500)	-
Acquisition of intangible assets	(49)	(487)

Cash provided by (used in) investing activities	(72,003)	2,013

.../Cont’d.

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Continued
STATEMENTS OF CASH FLOWS
for the years ended February 28, 2005 and February 29, 2004
(Stated in U.S. Dollars)

	February 28,	February 29,
	2005	2004

Increase (decrease) in cash during the year	129,513	(3,176)

Cash, beginning of year	1,800	4,976

Cash, end of year	$131,313	$1,800

Supplementary cash flow information:
Cash paid for
Interest	$-	$-

Taxes	$-	$-

Non-cash Transactions – Note 14

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the years ended February 28, 2005 and February 29, 2004
(Stated in U.S. Dollars)

	Common Stock		Preferred Stock			Promissory	Common	Preferred
	Issued		Issued		Paid-in	Note	Stock	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	Subscribed	Deficit	Total

Balance, February 28, 2003	12,993,908	$7,497,128	-	$-	$57,279	$(585,000)	$51,500	$-	$(8,340,435)	$(1,319,528)
Issue of shares for cash pursuant to an
agreement to settle debt – at $0.25	10,000	2,500	-	-	-	-	-	-	-	2,500
Issue of shares pursuant to private
placements	50,000	51,500	-	-	-	-	-	-	-	51,500
– at $1.03
– at $0.15	266,664	40,000	-	-	-	-	-	-	-	40,000
Issue of shares pursuant to advertising and
consulting services provided – at $0.25	15,000	3,750	-	-	-	-	-	-	-	3,750
Issue of shares pursuant to capital assets
contributed – at $1.00	4,950	4,950	-	-	-	-	-	-	-	4,950
Common stock subscribed	-	-	-	-	-	-	51,000	-	-	51,000
Common stock subscriptions utilized	-	-	-	-	-	-	(51,500)	-	-	(51,500)
Non-cash compensation charge	-	-	-	-	5,250	-	-	-	-	5,250
Preferred stock subscribed	-	-	-	-	-	-	-	1,593,025	-	1,593,025
Dividends	-	-	-	-	-	-	-	-		(70,268)
Net loss for the year ended February 29, 2004	-	-	-	-	-	-	-	-	(1,248,034)	(1,248,034)

Balance, February 29, 2004	13,340,522	7,599,828	-	-	62,529	(585,000)	51,000	1,593,025	(9,658,737)	(937,355)
Issuance of common stock pursuant to a
private placement - at $0.05	7,940,000	397,000	-	-	-	-	-	-	-	397,000
Pursuant to an agreement to acquire the
license fee for the Scope Out mirror
- at $0.05	1,000,000	50,000	-	-	-	-	-	-	-	50,000
Pursuant to agreements to settle promissory
notes and accrued interest thereon with
common shares - at $0.25	594,636	148,695	-	-	-	-	-	-	-	148,695
Premium on conversion of convertible
promissory note	-	32,723	-	-	-	-	-	-	-	32,723
Common share subscriptions	-	-	-	-	-	-	181,200	-	-	181,200
Preferred share subscriptions utilized	-	-	1,593,027	1,593,025	-	-	-	(1,593,025)	-	-
Dividends	-	-	-	-	-	-	-	-	(159,303)	(159,303)
Net loss for the year ended February 28, 2005	-		-	-	-	-	-	-	(499,415)	(499,415)

Balance, February 28, 2005	22,875,158	$8,228,246	1,593,027	$1,593,025	$62,529	$(585,000)	$232,200	$-	$(10,317,455)	$(786,455)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Schedule 1
SCHEDULE OF DIRECT COSTS
for the years ended February 28, 2005 and February 29, 2004
(Stated in U.S. Dollars)

	February 28,	February 29,
	2005	2004

Direct costs
Cost of sales	$25,819	$244,735
Manufacturing expenses	2,460	105,908
Research and development – Note 11	8,000	30,000
Royalties – Notes 5, 11 and 13	-	19,620
Write-off of inventory	184,584	114,371

	$220,863	$514,634

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2005 and February 29, 2004
(Stated in U.S. Dollars)

Note 1	Nature and Continuance of Operations

The Company holds a non-exclusive license to manufacture, distribute, market and sublicense, on a world-wide basis, a patented technology which is used to produce a back-up obstacle detection/collision warning system utilizing microwave radar technology. The Company is using this technology to produce the Guardian Alert Back-up System for use on motor vehicles and intends to sell the units for use in the after market for existing motor vehicles and also, negotiate agreements with Original Equipment Manufacturers to license the use of the product on factory produced motor vehicles.

These financial statements have been prepared on a going concern basis. As at February 28, 2005, the Company has a working capital deficiency of $997,332, has yet to achieve profitable operations and has accumulated a deficit of $10,317,455 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to maintain its license, to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company plans to satisfy its capital needs through revenue generated from its business operations and through equity offerings. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated pursuant to the British Columbia Companies Act on May 25, 1988 as Graham Gold Mining Corporation. On October 27, 1997, the Company changed its name to Sense Technologies Inc. and on December 14, 2001, the Company was continued in the Yukon Territory, Canada.

The Company’s shares are publicly traded on the OTC–Bulletin Board under the symbol SNSG.

Note 2	Comparative Figures

Certain comparative figures for the year ended February 29, 2004 have been restated to conform with the presentation used for the year ended February 28, 2005.

Note 3	Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in U.S. dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents and are recorded at cost.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2005 and February 29, 2004
(Stated in US Dollars) – Page 2

Note 3	Significant Accounting Policies – (cont’d)

	b)	Inventory

The Company’s inventory consists of component parts, finished goods and manufacturing supplies. If appropriate, the Company’s inventory balances are adjusted to approximate the lower of manufacturing costs or market.

Inventories are as follows:

	2005	2004

Component parts	$545,990	$547,161
Finished goods	17,009	49,814
Manufacturing supplies	14,286	150,531

	$577,285	$747,506

c)	Promissory Note Receivable

The promissory note receivable is carried at cost when there is no impairment in value. The note receivable, which is due from shareholders of the Company and bears no specific terms as to its collection, is accounted for as a separate component of stockholders’ equity as an effective dividend or capital withdrawal.

d)	Capital Assets and Amortization

Capital assets are recorded at cost. Amortization is provided using the following rates:

Computer equipment	30% declining balance
Product molds	7 years straight-line
Manufacturing equipment	30% declining balance

e)	Intangible Assets

The Company’s intangible assets are comprised of licenses fees and patent costs. On March 1, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”. In reassessing the useful lives of its intangible assets, the Company determined these assets to have indefinite useful lives and accordingly, amortization of these assets ceased on that date.

SFAS No. 142 requires that the Company annually perform an impairment analysis to assess the recoverability of the recorded balance of intangible assets. The provisions of the Statement indicate that the impairment test should be conducted more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit (as defined) below its carrying value. The Company performed an initial impairment analysis upon adoption of the standard. During the year ended February 29, 2004, the Company recorded an impairment loss of $135,010 (Note 5).

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2005 and February 29, 2004
(Stated in US Dollars) – Page 3

Note 3	Significant Accounting Policies – (cont’d)

f)	Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the fiscal year-end rate of exchange. Non-monetary assets and liabilities denominated in other currencies are translated at historic rates and revenues and expenses are translated at average exchange rates prevailing during the month of transaction.

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

i)	Fair Market Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, advances payable, dividends payable, license fee payable and promissory notes payable approximate fair value because of the short maturity of those instruments. The carrying value of the promissory note receivable and convertible promissory notes payable also approximates their fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

j)	Revenue Recognition

Revenue is recognized when persuasive evidence of a sale exists, delivery has occurred and collection is reasonably assured.

k)	Research and Development

Research and development costs are incurred in order to enhance the performance of the back- up obstacle detection/ collision warning system. These costs are expensed as incurred.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2005 and February 29, 2004
(Stated in US Dollars) – Page 4

Note 3	Significant Accounting Policies – (cont’d)

m)	Recent Accounting Pronouncements

In April 2004, the Emerging Issues Task Force (“EITF”) issued No. 03-6, “Participating Securities and Two-Class Method Under FASB Statement No. 128, Earnings Per Share”. EITF No. 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The pronouncement also provides further guidance in applying the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EIFT No. 03-6 is effective for fiscal periods beginning after March 31, 2004. The Company will adopt this pronouncement as required but it is believed it will not have a material effect on the Company’s reported earnings per share.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”, that addresses the accounting transactions in which a company exchanges its equity instruments for goods or services. SFAS No. 123R requires that such transactions be accounted for using a fair value based method. Adoption of SFAS No. 123R is effective for periods beginning after June 15, 2005. The Company will adopt this statement as required and management is currently assessing the effect SFAS No. 123R will have on the Company’s results of operations.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this standard as required and management does not believe the adoption will have a material effect on the Company’s results of operations or financial condition.

Note 4	Equipment

	2005
		Accumulated
	Cost	Amortization	Net

Computer equipment	$38,297	$32,826	$5,471
Product molds	41,454	-	41,454
Manufacturing equipment	27,136	19,034	8,102

	$106,887	$51,860	$55,027

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2005 and February 29, 2004
(Stated in US Dollars) – Page 5

Note 4	Equipment – (cont’d)

	2004
		Accumulated
	Cost	Amortization	Net

Computer equipment	$38,297	$30,481	$7,816
Manufacturing equipment	54,273	31,669	22,604

	$92,570	$62,150	$30,420

Note 5	Intangible Assets

Intangible assets are comprised as follows:

Guardian Alert License Fee

Acquisition Consideration:		2005	2004

Issuance of 5,220,190 escrow shares	– at CDN$0.01	$36,088	$36,088
Issuance of 66,628 common shares		416,365	416,365

		452,453	452,453
Less: accumulated amortization		(317,442)	(317,442)
Less: impairment write-down		(135,010)	(135,010)

		1	1

Scope Out Mirror License

Cash		37,500	-
Issuance of 1,000,000 units	– at $0.05	50,000	-
Promissory note payable		62,500	-
Patent costs		8,349	8,299

		158,349	8,299

		$158,350	$8,300

Guardian Alert License

By an Assignment Agreement dated April 30, 1992 and amendments thereto dated May 27, 1992, July 14, 1992, April 5, 1993, August 13, 1993, March 10, 1997, May 29, 1997 and February 25, 1999 the Company has been assigned the right, title, interest and obligations in a Licence Agreement to manufacture, market and distribute a microwave radar collision avoidance device for motor vehicles. During the year ended February 28, 2005, the Company did not manufacture the minimum quantities required by the License Agreement and the Company lost the exclusivity it previously held.

During the year ended February 29, 2004, the license was written down by $135,010 to its net realizable value of $1.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2005 and February 29, 2004
(Stated in US Dollars) – Page 6

Note 5	Intangible Assets – (cont’d)

Scope Out Mirror License

During the year ended February 28, 2005, the Company acquired a license to manufacture, sell, deliver and install the Lateral-View Mirror (Scope Out Mirror).

As consideration, the company is to pay a license fee of $150,000 consisting of $100,000 to be paid over a period of two years (paid $37,500) and the issuance of 1,000,000 units of the Company’s share capital at $0.05 per unit (issued). Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.15 for a period of 18 months.

The Company is obligated to pay a royalty of 10% of the wholesale price for each Scope Out Mirror sold which, in any event, shall not be less than $2.00 per unit in the following minimum quantities:

A. 30,000 units per year beginning in years 1 and 2.
B. 60,000 units per year in years 3 and 4.
C. 100,000 units per year in year 5 and thereafter.

Note 6	Accounts Payable – Note 11

	2005	2004

Trade payables	$116,726	$219,345
Accrued fees	15,000	68,351
Accrued payroll	53,695	64,843
Accrued interest payable	90,108	34,364
Accrued royalty payable	480,000	480,000
Accrued taxes payable	19,022	19,022

	$774,551	$885,925

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2005 and February 29, 2004
(Stated in US Dollars) – Page 7

Note 7	Convertible Promissory Notes Payable

	2005	2004

Promissory notes payable, due to a director of the Company,
bearing no interest and due on demand on October 2, 2005. The note may be converted into common shares of the Company at any time prior to the demand for payment at the rate of one common share for each $0.29 of principal balance. During the year ended
February 28, 2005, the Company repriced the conversion feature of this note to allow the holder to convert the note into common shares at the rate of one common share for each $0.25 of principal balance
and, as a result, this note was converted into 120,000 common shares.	$-	$30,000

Series B secured promissory notes payable bearing interest at 10%
per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest, may be redeemed at any time after August 30, 2005. These notes, secured by a charge over the Company’s inventory, may be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each
$0.29 of principal balance. During the year ended February 28,
2005, the Company repriced the conversion feature of these notes to allow the holders to convert their notes and accrued interest thereon at the rate of one common share for $0.25 of principal and accrued interest payable. As a result, holders of notes totalling
$104,527, along with accrued interest of $14,168, converted their
notes into 474,636 common shares.	534,447	638,974

Unsecured promissory notes bearing interest at 10% per annum.
These notes have matured and the holders thereof have received
default judgements against the Company.	50,000	50,000

	584,447	718,974
Less: current portion	(584,447)	(50,000)

	$-	$668,974

Note 8	Promissory Note Payable

	2005	2004

The promissory note payable is unsecured, bears interest at 10%
per annum and is repayable in 12 monthly instalments of $3,527
commencing March 1, 2005	$40,000	$-

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2005 and February 29, 2004
(Stated in US Dollars) – Page 8

Note 9	Common Stock – Note 16

a)	Escrow:

At February 28, 2005, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

b)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

	February 28, 2005
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding and exercisable at beginning of the period	1,215,000	$1.52
Expired	(15,000)	$1.03

Outstanding and exercisable at end of the period	1,200,000	$1.53

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

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2005 and February 29, 2004
(Stated in US Dollars) – Page 9

Note 9	Common Stock – Note 16 – (cont’d)

b)	Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

The Company accounts for its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

A non-cash compensation charge of $5,250, associated with the granting of options to a consultant, has been recognized in the financial statements for the year ended February 29, 2004.

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

At February 28, 2005, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date

25,000	$1.03	June 8, 2005
300,000	$1.03	August 4, 2005
25,000	$1.03	January 8, 2006
25,000	$1.03	March 22, 2006
450,000	$2.30	December 18, 2006
50,000	$2.30	January 10, 2007
100,000	$0.75	September 26, 2007
200,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

1,200,000

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2005 and February 29, 2004
(Stated in US Dollars) – Page 10

Note 9	Common Stock – Note 16 – (cont’d)

b)	Commitments: - (cont’d)

Common Share Purchase Warrants

At February 28, 2005, the Company had 8,940,000 share purchase warrants outstanding entitling the holders thereof to purchase one common share for each warrant held at $0.15 per warrant, expiring July 24, 2006.

Common Stock Subscribed

As at February 28, 2005, the Company has received $51,000 in respect of private placements of 340,000 common shares at $0.15 per share and $181,200 in respect of private placements of 3,624,000 units at $0.05 per unit. Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.15 per share for 18 months. As at February 28, 2005, these shares had not been issued.

Preferred Stock

During the year ended February 29, 2004, the Company entered into agreements with holders of its unsecured promissory notes in the principal amount of $1,276,000 to exchange their notes, along with accrued interest of $317,025 thereon, for Class A preferred shares. These shares entitle the holders thereof to cumulative dividends of $0.10 per share annually and the right to convert the preferred shares into common shares at the rate of $0.29 per share. The shares are redeemable at the option of the Company at any time after August 30, 2005 at the redemption price of $1.00 per share plus payment of unpaid dividends. During the year ended February 28, 2005, the Company issued 1,593,027 Class A preferred shares to the holders of its unsecured promissory notes. Holders of notes in the principal amount of $50,000 which have matured received default judgments against the Company for the balance of the notes and these notes have not been exchanged.

Note 10	Promissory Note Receivable

The promissory note in the principal amount of $585,000 (2004: $585,000) is due from shareholders of the Company, is due on demand, secured by a pledge of shares of a company owned by shareholders of the Company and bears interest at 9% per annum. The Company does not expect to demand payment within the next fiscal year.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2005 and February 29, 2004
(Stated in US Dollars) – Page 11

Note 11	Related Party Transactions – Notes 7 and 9

The Company incurred the following items with directors, shareholders and companies with common directors and shareholders:

	2005	2004

Consulting fees	$-	$1,250
Interest on long – term debt	$8,273	$4,314
Interest income	$(52,650)	$(52,650)
Legal, accounting and audit fees	$3,435	$5,036
Licence fees	$-	$280,380
Provision for accrued interest
receivable	$52,650	$52,650
Research and development	$-	$30,000
Royalty expense	$-	$19,620
Wages and benefits	$-	$165,722

The above noted items were measured by the exchange amount which is the amount agreed upon by the transacting parties.

As at February 28, 2005, included in accounts receivable is $Nil (2004: $3,518) due from a company with a common shareholder.

As at February 28, 2005, included in accounts payable is $3,330 (2004: $60,900) owing to a director of the Company, an accounting firm in which a director of the Company is a partner and a shareholder with respect to unpaid fees, purchases and expenses, $480,000 (2004: $480,000) owing to shareholders of the Company  in respect of royalties payable and $50,992 (2004: $64,843) owing to the former president of the Company in respect of unpaid wages.

As at February 28, 2005, included in convertible promissory notes payable is $Nil (2004: $74,000) due to directors.

Note 12	Corporation Income Tax Loss Carry-Forwards

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
Net operating loss carryforwards	$2,647,551
Valuation allowance for deferred tax assets	(2,647,551)

Net deferred tax assets	$-

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2005 and February 29, 2004
(Stated in US Dollars) – Page 12

Note 12	Corporation Income Tax Loss Carry-Forwards – (cont’d)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of February 28, 2005, the Company has accumulated non-capital loss carryforwards of approximately $7,800,000 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, begin to expire in 2018.

Note 13	Commitments

In accordance with the terms of a development and consulting agreement dated May 27, 1997, the Company has agreed to pay a royalty of $0.50 for each unit sold of the backup radar collision avoidance device up to a maximum of 200,000 units.

Note 14	Supplemental Cash Flow Disclosures

Non-cash Transactions:

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statements of cash flows:

During the year ended February 28, 2005, the Company:

i)	issued 1,000,000 units at $0.05 per unit as partial consideration for the acquisition of the Scope Out Mirror license fee.

ii)
issued 594,636 common shares at $0.25 per share for a total of $181,418, including a conversion premium of $32,723, pursuant to conversions of convertible promissory notes and accrued interest of $14,168 thereon.

During the year ended February 29, 2004, the Company:

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

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2005 and February 29, 2004
(Stated in US Dollars) – Page 13

Note 15	Major Customer

One customer of the Company accounted for approximately 63% of the sales for the year ended February 29, 2004.

Note 16	Subsequent Events

Subsequent to February 28, 2005, the Company:

i)	issued 200,001 common shares at $0.15 per share for total proceeds of $30,000 pursuant to a private placement. Common stock subscribed at February 28, 2005 was included in this issuance.

ii)	issued 25,000 common shares at $0.20 per share for consulting services rendered.

iii)
issued 5,384,000 units at $0.05 per unit for total proceeds of $269,200. Each unit consisted of one common share and one common share purchase warrant entitling the holder thereof the right to purchase an additional common share at $0.15 per share for a period of 18 months. Common stock subscribed at February 28, 2005 of $181,200 was included in this issuance.

iv)	issued 40,000 common shares at $0.15 per share pursuant to the exercise of share purchase warrants.

v)
issued 5,494,852 common shares pursuant to agreements to convert preferred shares of $1,249,975 and dividends payable of $185,270 at the rate of 3.448 common shares for each preferred share held and 7.692 common shares for each $1 of accrued dividends payable outstanding.