Form 10KSB/A
period 2005-02-28
SENSE TECHNOLOGIES INC
filed 2005-06-22
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	The Articles of Continuance	Incorporated by reference as Exhibit 3.1 to the Company’s Form 10-KSB, filed with the SEC on May 24, 2002 (“2002 Form 10-KSB”)
3.2	By-Laws	Incorporated by reference as Exhibit 3.2 to the 2002 Form 10- KSB
3.3	Articles of Amendment	Incorporated by reference to as Appendix A to the Company’s Schedule 14A – Definitive Proxy Statement, filed with the SEC on June 17, 2002 (“Schedule 14A”)
10.1	Amended Stock Option Agreement dated October 2, 2001 between Bruce E. Schreiner and the Company.	Incorporated by reference as Exhibit 10.1 to the 2002 Form 10-KSB
10.2	Two (2) Amended Stock Option Agreements both dated October 2, 2001 between Cynthia L. Schroeder and the Company.	Incorporated by reference as Exhibit 10.2 to the 2002 Form 10-KSB
10.3	2002 Stock Option Plan	Incorporated by reference as Appendix B to the 2002 Schedule 14A
10.4	Series B 10% Convertible Secured Promissory Note for Bruce Schreiner (7-B)	Incorporated by reference to the Form 10KSB filed June 16, 2005
10.5	Series B 10% Convertible Secured Promissory Note for Bruce Schreiner (8-B)	Incorporated by reference to the Form 10KSB filed June 16, 2005
10.6	Promissory Note for Bruce Schreiner (11-B)	Incorporated by reference to the Form 10KSB filed June 16, 2005
10.7	Series B 10% Convertible Secured Promissory Note for Cynthia Schroeder (9-B)	Incorporated by reference to the Form 10KSB filed June 16, 2005
10.8	License agreement with Palowmar Industries, LLC and Lowell Martinson, inventor respecting the ScopeOut® product.	Incorporated by reference to the Form 8-K filed June 14, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification	Incorporated by reference to the Form 8-K filed June 14, 2005
32.1	Section 1350 Certifications	Incorporated by reference to the Form 8-K filed June 14, 2005

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
Cynthia L. Schroeder

SENSE TECHNOLOGIES INC.

REPORT AND FINANCIAL STATEMENTS

February 28, 2005 and February 29, 2004

(Stated in U.S. Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON CHARTERED ACCOUNTANTS

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

Vancouver, Canada	“AMISANO HANSON”
May 23, 2005 except Note 16 which	Chartered Accountants
is as of June 6, 2005

750 WEST PENDER STREET, SUITE 604 VANCOUVER CANADA V6C 2T7	TELEPHONE: 604-689-0188 FACSIMILE: 604-689-9773 E-MAIL: amishan@telus.net

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