Form 10QSB
period 2005-05-31
SENSE TECHNOLOGIES INC
filed 2005-07-20
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Yes ☒ No ☐

The number of outstanding shares of the issuer’s common stock at July 18, 2005 was 34,019,011 shares.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

SENSE TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

May 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEETS
May 31, 2005 and February 28, 2005
(Stated in U.S. Dollars)
(Unaudited)

	May 31,	February 28
	2005	2005
ASSETS

Current
Cash	$-	$131,313
Accounts receivable	930	18,347
Inventory	587,241	577,285
Prepaids	31,135	13,392

	619,306	740,337
Equipment	52,528	55,027
Intangible assets – Note 3	158,350	158,350

	$830,184	$953,714

LIABILITIES

Current
Bank indebtedness	$5,781	$-
Accounts payable and accrued liabilities – Note 4	779,777	774,551
Advances payable	88,650	49,100
Dividends payable – Note 2	89,262	229,571
Convertible promissory notes payable	584,447	584,447
Current portion of license fee payable – Note 3	43,750	60,000
Promissory note payable	30,406	40,000

	1,622,073	1,737,669
License fee payable	-	2,500

	1,622,073	1,740,169

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share,
20,000,000 shares authorized, 343,050 shares issued at May 31, 2005
(February 28, 2005: 1,593,028) – Note 2	343,048	1,593,025
Common stock, without par value, 100,000,000 shares authorized,
33,939,011 issued at May 31, 2005 (February 28, 2005: 22,875,158)	9,938,444	8,228,246
– Note 2
Common stock subscribed – Note 2	21,000	232,200
Promissory note receivable	(585,000)	(585,000)
Subscriptions receivable	(80,000)	-
Additional paid-in capital	62,529	62,529
Deficit	(10,491,910)	(10,317,455)

	(791,889)	(786,455)

	$830,184	$953,714

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF LOSS
for the three months ended May 31, 2005 and 2004
(Stated in U.S. Dollars)
(Unaudited)

	2005	2004

Sales	$5,406	$21,506
Direct costs – Schedule 1	26,641	10,419

	(21,235)	11,087

Expenses
Advertising and marketing	11,887	-
Amortization	2,498	2,282
Bad debts	5,923	6,062
Consulting fees	25,384	240
Filing fees	2,647	288
Insurance	14,135	5,320
Interest and bank charges	1,358	502
Interest on long-term debt – Note 4	15,015	15,887
Legal, accounting and audit fees – Note 4	42,914	2,000
Office and miscellaneous	6,875	1,259
Rent	577	-
Shareholder information and printing	5,647	-
Telephone and utilities	211	1,751
Transfer agent fees	-	17
Travel	4,436	838

	139,507	36,446

Loss before other items	(160,742)	(25,359)

Other items:
Provision for accrued interest receivable – Note 4	(13,163)	(13,163)
Interest income – Note 4	13,163	13,163

Net loss for the period	$(160,742)	$(25,359)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	18,620,919	7,370,332

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF DEFICIT
for the three months ended May 31, 2005 and 2004
(Stated in U.S. Dollars)
(Unaudited)

	2005	2004

Deficit, beginning of the period	$(10,317,455)	$(9,658,737)

Net loss for the period	(160,742)	(25,359)

Dividends	(13,713)	(39,825)

Deficit, end of period	$(10,491,910)	$(9,723,921)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended May 31, 2005 and 2004
(Stated in U.S. Dollars)
(Unaudited)

	2005	2004

Operating Activities
Net loss for the period	$(160,742)	$(25,359)
Add items not involving cash:
Common shares issued for advertising and
consulting services	5,000	-
Amortization	2,498	2,282
Changes in non-cash working capital balances
related to operations:
Accounts receivable	17,417	(8,096)
Inventory	(9,956)	9,633
Prepaids	(17,743)	(14,518)
Accounts payable and accrued liabilities	5,226	(14,135)
Advances payable	39,550	1,481
Dividends payable	13,713	39,825
License fees payable	(18,750)	-

Cash used in operating activities	(123,787)	(8,887)

Financing Activities
Bank indebtedness	5,781	-
Proceeds from issuance of common stock	10,000	-
Dividends	(13,713)	(39,825)
Note payable	(9,594)	-
Proceeds from common share subscriptions	-	48,000

Cash provided by (used in) financing activities	(7,526)	8,175

Decrease in cash during the year	(131,313)	(712)

Cash, beginning of year	131,313	1,800

Cash, end of year	$-	$1,088

Supplementary cash flow information:
Cash paid for
Interest	$-	$-

Taxes	$-	$-

Non-cash Transactions – Note 5

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
May 31, 2005
(Stated in U.S. Dollars)
(Unaudited )

	Common Stock		Preferred Stock			Promissory	Common			Preferred
	Issued		Issued		Paid-in	Note	Stock		Subscription	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed		Receivable	Subscribed	Deficit	Total

Balance, February 29, 2004	13,340,522	$7,599,828	-	$-	$62,529	$(585,000)	$51,000	$		$1,593,025	$(9,658,737)	$(937,355)
Issuance of common stock pursuant to a
private placement - at $0.05	7,940,000	397,000	-	-	-	-	-		-	-	-	397,000
Pursuant to an agreement to acquire the
license fee for the Scope Out mirror - at $0.05	1,000,000	50,000	-	-	-	-	-		-	-	-	50,000
Pursuant to agreements to settle promissory
notes and accrued interest thereon with
common shares - at $0.25	594,636	148,695	-	-	-	-	-		-	-	-	148,695
Premium on conversion of convertible
promissory note	-	32,723	-	-	-	-	-		-	-	-	32,723
Common share subscriptions	-	-	-	-	-	-	181,200		-	-	-	181,200
Preferred share subscriptions utilized	-	-	1,593,027	1,593,025	-	-	-		-	(1,593,025)	-	-
Dividends	-	-	-	-	-	-	-		-	-	(159,303)	(159,303)
Net loss for the year ended February 28, 2005	-		-	-	-	-	-		-	-	(499,415)	(499,415)

Balance, February 28, 2005	22,875,158	8,228,246	1,593,027	1,593,025	62,529	(585,000)	232,200		-	-	(10,317,455)	(786,455)

Pursuant to agreements to convert preferred
shares thereon into common shares - at $0.29	4,310,085	1,249,977	(1,249,977)	(1,249,977)	-	-	-		-	-	-	-

Common share subscriptions pursuant to
the conversion of preferred
share dividends - at $0.13	1,184,767	154,021	-	-	-	-	-		-	-	-	154,021
Pursuant to exercise of warrants - at $0.15	40,000	6,000	-	-	-	-	-		-	-	-	6,000
Pursuant to consulting services - at $0.20	25,000	5,000	-	-	-	-	-		-	-	-	5,000
Pursuant to a private placement – at $0.15	200,001	30,000	-	-	-	-	-		-	-	-	30,000
Pursuant to a private placement – at $0.05	5,304,000	265,200	-	-	-	-	(211,200)		-	-	-	54,000
Dividends	-	-	-	-	-	-	-		-	-	(13,713)	(13,713)
Subscriptions receivable	-	-	-	-	-	-	-		(80,000)	-	-	(80,000)
Net loss for the period	-		-	-	-	-	-		-	-	(160,742)	(160,742)

Balance, May 31, 2005	33,939,011	$9,938,444	343,050	$343,048	$62,529	$(585,000)	$21,000		$(80,000)	$-	$(10,491,910)	$(791,889)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
SCHEDULE OF DIRECT COSTS
for the three months ended May 31, 2005 and 2004
(Stated in U.S. Dollars)
(Unaudited)

Schedule 1

	May 31,	May 31,
	2005	2004

Direct costs
Cost of sales	$1,904	$9,633
Research and development	24,738	-
Royalties – Note 4	-	786

	$26,641	$10,419

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2005
(Stated in U.S. Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying three months to May 31, 2005 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2005.

Operating results for the three months ended May 31, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

Note 2	Common Stock

a)	Escrow:

At May 31, 2005, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

b)

Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

	May 31, 2005		May 31, 2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at
beginning of period	1,200,000	$1.53	1,215,000	$1.52
Granted	-	-	-	-

Outstanding and exercisable at end of
the period	1,200,000	$1.53	1,215,000	$1.52

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2005
(Stated in U.S. Dollars) – Page 2
(Unaudited)

Note 2	Common Stock – (cont’d)

	b)	Commitments: - (cont’d)

At May 31, 2005, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date

25,000	$1.03	June 8, 2005
300,000	$1.03	August 4, 2005
25,000	$1.03	January 8, 2006
25,000	$1.03	March 22, 2006
450,000	$2.30	December 18, 2006
50,000	$2.30	January 10, 2007
100,000	$0.75	September 26, 2007
200,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

1,200,000

Common Share Purchase Warrants At May 31, 2005, the Company had 14,204,000 share purchase warrants outstanding. Each warrant entitles the holder the right to purchase one common as follows:

Number	Exercise Price	Expiry Date

8,900,000	$0.15	July 26, 2006
5,304,000	$0.15	November 4, 2006

14,204,000

Common Stock Subscribed

As at May 31, 2005, the Company has received $21,000 in respect of private placements of 140,000 common shares at $0.15 per share. As at May 31, 2005, these shares had not been issued.

Preferred Stock

During the period ended May 31, 2005, the Company entered into agreements with holders of its Class A preferred shares to convert 1,249,977 preferred shares valued at $1,249,977 into common shares of the Company at a rate of 3.448 common shares for each preferred share held for a total of 4,310,085 common shares. The Company also received subscription agreements to convert $154,021 of accrued preferred share dividends payable at a rate of 7.692 common shares for each $1 of accrued dividends payable outstanding for a total of 1,184,767 common shares.

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2005
(Stated in U.S. Dollars) – Page 3
(Unaudited)

Note 3	Intangible Assets

Scope Out Mirror License

During the year ended February 28, 2005, the Company acquired a license to manufacture, sell, deliver and install the Lateral-View Mirror (Scope Out Mirror).

As consideration, the company is to pay a license fee of $150,000 consisting of $100,000 to be paid over a period of two years (paid $56,250) and the issuance of 1,000,000 units of the Company’s share capital at $0.05 per unit (issued). Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $0.15 for a period of 18 months.

The Company is obligated to pay a royalty of 10% of the wholesale price for each Scope Out Mirror sold which, in any event, shall not be less than $2.00 per unit in the following minimum quantities:

	i)	30,000 units per year beginning in years 1 and 2.

	ii)	60,000 units per year in years 3 and 4.

	iii)	100,000 units per year in year 5 and thereafter.

Note 4	Related Party Transactions

The Company incurred the following items with directors, shareholders and companies with common directors and shareholders:

	Three months ended
	May 31,
	2005	2004

Interest on long – term debt	$-	$2,057
Interest income	$(13,163)	$(13,163)
Legal, accounting and audit fees	$7,420	$-
Provision for accrued interest receivable	$13,163	$13,163
Royalty expense	$-	$786

The above noted items were measured by the exchange amount which is the amount agreed upon by the transacting parties.

As at May 31, 2005, included in accounts payable is $3,720 (February 28, 2005: $3,330) owing to an accounting firm in which a director of the Company is a partner and a shareholder with respect to unpaid fees, purchases and expenses, $480,000 (February 28, 2005: $480,000) owing to shareholders of the Company in respect of royalties payable and $50,992 (February 28, 2005: $50,992) owing to the former president of the Company in respect of unpaid wages.

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2005
(Stated in U.S. Dollars) – Page 4
(Unaudited)

Note 5	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statements of cash flows:

During the period ended May 31, 2005, the Company:

	i)	issued 25,000 common shares of at $0.20 per share for a total of $5,000 pursuant to consulting services provided.

	ii)	issued 5,494,852 common shares pursuant to agreements to convert 1,249,977 preferred shares valued at $1,249,977 and preferred shares dividends payable of $154,021.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended May 31, 2005 and May 31, 2004.

Overview of Operations

Sense holds a license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert® backing awareness system for motor vehicles utilizing microwave radar technology. Sense also holds the worldwide rights to market and sell the ScopeOut® product. ScopeOut® is a system of specially designed mirrors which are placed at specific points on automobiles, trucks, sport utility vehicles or commercial vehicles to offer drivers a more complete view behind the vehicle. Drivers using the product are able to have increased visibility when backing out of parking spaces or garages, and have additional protection from blind spots during lane changes in traffic. ScopeOut® is being marketed to department stores and other retailers as an after-market automotive safety product. Both products are available on-line at www.sensetech.com.

Manufacturing of both products is outsourced. The Company has established relationships with multiple large dealership groups and aftermarket product distributors.

Results of Operations

For the period ended May 31, 2005 as compared to the period ended May 31, 2004.

Sales for the period ended May 31, 2005 were $5,406 as compared to $21,506 for the period ended May 31, 2004, which represents a 74.86% decrease. The Company has been concentrating on producing its next-generation Guardian Alert® and product launch of the Scopeout® product.

Direct costs for the period ended May 31, 2005 were $26,641 as compared to $10,419 for the period ended May 31, 2004, which represents a 155.69% increase. The Company realized a negative gross margin contribution of $21,235 for the period ended May 31, 2005.

General and administrative expenses were $139,507 for the period ended May 31, 2005 as compared to $36,446 for the period ended May 31, 2004. The increase was partially attributable to an increase in wages and benefits, interest, professional fees, rent, advertising and travel costs.

Liquidity and Capital Resources

At May 31, 2005, the Company had cash and cash equivalents on hand of $0 compared with $1,088 at May 31, 2004. During the period ended May 31, 2005, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At May 31, 2005, we had a working capital deficit of $1,002,767 compared to a working capital deficit of $322,003 at May 31, 2004. The increase of the working capital deficit is largely due to restructuring certain unsecured promissory notes into preferred stock.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Item 3.     Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also acting in the capacity as principal accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2005. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended May 31, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 6.     Exhibits

(a)	Exhibit 31.1 – Certification
Exhibit 32.1 – Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSE TECHNOLOGIES INC.
(Registrant)

Date: July 20, 2005	By:	/s/ Bruce Schreiner

Bruce Schreiner, President