Form 10QSB
period 2005-08-31
SENSE TECHNOLOGIES INC
filed 2005-10-21
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005

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
Yes ☒ No ☐

The number of outstanding shares of the issuer’s common stock at October 19, 2005 was 37,940,811 shares.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

SENSE TECHNOLOGIES INC.
INDEX TO FORM 10QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

August 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEET
August 31, 2005 and February 28, 2005
(Stated in U.S. Dollars)
(Unaudited)

	August 31,	February 28
	2005	2005
ASSETS

Current
Cash	$-	$131,313
Accounts receivable – trade	9,249	18,347
– share subscriptions	3,000	-
Inventory	678,682	577,285
Prepaids	37,324	13,392

	728,255	740,337
Equipment	50,030	55,027
Intangible assets – Note 3	162,349	158,350

	$940,634	$953,714

LIABILITIES

Current
Bank indebtedness	$55,856	$-
Accounts payable and accrued liabilities – Note 4	800,738	774,551
Advances payable	116,900	49,100
Dividends payable – Note 2	97,839	229,571
Convertible promissory notes payable	584,447	584,447
Current portion of license fee payable – Note 3	25,000	60,000
Promissory note payable	17,146	40,000

	1,697,926	1,737,669
License fee payable	-	2,500

	1,697,926	1,740,169

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share,
20,000,000 shares authorized, 343,050 shares issued at August 31, 2005
(February 28, 2005: 1,593,028) – Note 2	343,048	1,593,025
Common stock, without par value, 100,000,000 shares authorized,
34,039,011 issued at August 31, 2005 (February 28, 2005: 22,875,158)
– Notes 2 and 6	9,938,332	8,228,246
Common stock subscribed – Note 2	121,000	232,200
Promissory note receivable	(585,000)	(585,000)
Subscriptions receivable	(50,000)	-
Additional paid-in capital	62,529	62,529
Deficit	(10,587,201)	(10,317,455)

	(757,292)	(786,455)

	$940,634	$953,714

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF LOSS
for the three and six months ended August 31, 2005 and 2004
(Stated in U.S. Dollars)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2005	2004	2005	2004

Sales	$10,225	$12,197	$15,631	$33,703
Direct costs – Note 3	5,623	7,175	11,538	17,594

Gross margin	4,602	5,022	4,093	16,109

Expenses
Advertising and marketing	17,144	30	54,415	30
Amortization	2,499	1,433	4,997	3,715
Bad debts	833	-	6,756	6,062
Consulting fees	1,675	525	1,675	765
Filing fees	(1,320)	1,475	1,327	1,763
Insurance	12,871	42,728	27,006	48,048
Interest and bank charges	3,901	374	5,259	876
Interest on convertible promissory notes
– Note 4	16,106	16,106	31,121	31,993
Legal and accounting – Note 4	36,156	40,257	71,959	42,257
Office and miscellaneous	5,403	2,679	12,270	3,938
Rent	454	-	1,031	-
Shareholder information and printing	13,326	2,173	18,973	2,173
Telephone and utilities	119	842	330	2,593
Transfer agent fees	4,722		4,722	17
Travel	1,265	303	5,701	1,141
	115,154	108,925	247,550	145,371

Loss before other items	(110,552)	(103,903)	(243,457)	(129,262)

Other items:
Loan fee	(4,000)	-	(4,000)	-
Loss on disposition of capital assets	-	(3,455)	-	(3,455)
Interest income – Note 4	13,163	13,163	26,326	26,326
Provision for accrued interest receivable
- Note 4	(13,163)	(13,163)	(26,326)	(26,326)

Net loss for the period	$(114,552)	$(107,358)	$(247,457)	$(132,717)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding	28,046,212	7,370,332	20,071,386	7,370,332

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF DEFICIT
for the six months ended August 31, 2005 and 2004
(Stated in U.S. Dollars)
(Unaudited)

	2005	2004

Deficit, beginning of period	$(10,317,455)	$(9,658,737)

Dividends	(22,289)	(79,651)

Net loss for the period	(247,457)	(132,717)

Deficit, end of period	$(10,587,201)	$(9,871,105)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended August 31, 2005 and 2004
(Stated in U.S. Dollars)
(Unaudited)

	2005	2004
Operating Activities
Net loss for the period	$(247,457)	$(132,717)
Add items not involving cash:
Loss on disposition of capital assets	-	3,455
Common shares issued for advertising and
consulting services	5,000	-
Common shares issued for a loan fee	4,000	-
Amortization	4,997	3,715
Changes in non-cash working capital balances
related to operations:
Accounts receivable	9,098	(4,896)
Inventory	(101,397)	5,623
Prepaids	(23,932)	(20,174)
Accounts payable	26,187	54,631
Advances payable	67,800	(2,800)
Dividends payable	(22,289)	79,651
Promissory note payable	(22,854)	-
License fee payable	(37,500)	-

Net cash used in operations	(338,347)	(13,512)

Investing Activities
Patent cost	(3,999)	-
Proceeds from disposition of capital assets	-	7,000

Net cash provided by (used in) investing activities	(3,999)	7,000

Financing Activities
Convertible promissory notes payable	-	(20)
Subscriptions receivable	(53,000)	-
Dividends	22,289	(79,651)
Bank Indebtedness	55,856
Common shares issued for cash	85,888	-
Common shares subscribed	100,000	84,000

Net cash provided by financing activities	211,033	4,329

Decrease in cash during the period	(131,313)	(2,183)

Cash, beginning of period	131,313	1,800

Cash, end of period	$-	$383

Supplementary cash flow information:
Cash paid for
Interest	$-	$-

Taxes	$-	$-

Non-cash Transactions – Note 5

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended August 31, 2005
(Stated in U.S. Dollars)
(Unaudited)

		Common Stock		Preferred Stock			Promissory	Common			Preferred
		Issued		Issued		Paid-in	Note	Stock		Subscription	Stock	Accumulated
		Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed		Receivable	Subscribed	Deficit	Total

Balance, February 29, 2004		13,340,522	$7,599,828	-	$-	$62,529	$(585,000)	$51,000	$		$1,593,025	$(9,658,737)	$(937,355)
Issuance of common stock pursuant to a private placement	- at $0.05	7,940,000	397,000	-	-	-	-	-		-	-	-	397,000
Pursuant to an agreement to acquire the license fee for the Scope Out mirror	- at $0.05	1,000,000	50,000	-	-	-	-	-		-	-	-	50,000
Pursuant to agreements to settle promissory notes and accrued interest thereon with common shares	- at $0.25	594,636	148,695	-	-	-	-	-		-	-	-	148,695
Premium on conversion of convertible promissory note		-	32,723	-	-	-	-	-		-	-	-	32,723
Common share subscriptions		-	-	-	-	-	-	181,200		-	-	-	181,200
Preferred share subscriptions utilized		-	-	1,593,027	1,593,025	-	-	-		-	(1,593,025)	-	-
Dividends		-	-	-	-	-	-	-		-	-	(159,303)	(159,303)
Net loss for the year ended February 28, 2005		-		-	-	-	-	-		-	-	(499,415)	(499,415)

Balance, February 28, 2005		22,875,158	8,228,246	1,593,027	1,593,025	62,529	(585,000)	232,200		-	-	(10,317,455)	(786,455)

Pursuant to agreements to convert preferred shares thereon into common shares	– at $0.29	4,310,085	1,249,977	(1,249,977)	(1,249,977)	-	-	-		-	-	-	-
Common share subscriptions pursuant to the conversion of preferred share dividends	– at $0.13	1,184,767	154,021	-	-	-	-	-		-	-	-	154,021
Pursuant to exercise of warrants – at $0.15		60,000	9,000	-	-	-	-	-		-	-	-	9,000
Pursuant to an agreement to issue shares for a loan fee	– at $0.05	80,000	4,000	-	-	-	-	-		-	-	-	4,000
Pursuant to consulting services	– at $0.20	25,000	5,000	-	-	-	-	-		-	-	-	5,000
Pursuant to a private placement	– at $0.15	200,001	30,000	-	-	-	-	-		-	-	-	30,000
Pursuant to a private placement	– at $0.05	5,304,000	265,200	-	-	-	-	(211,200)		-	-	-	54,000
Less: issue costs		-	(7,112)	-	-	-	-	-		-	-		(7,112)
Dividends		-	-	-	-	-	-	-		-	-	(22,289)	(22,289)
Subscriptions receivable		-	-	-	-	-	-	-		(50,000)	-	-	(50,000)
Common share subscriptions		-	-	-	-	-	-	100,000		-	-	-	100,000
Net loss for the period		-		-	-	-	-	-		-	-	(247,457)	(247,457)

Balance, August 31, 2005		34,039,011	$9,938,332	343,050	$343,048	$62,529	$(585,000)	$121,000		$(50,000)	$-	$(10,587,201)	$(757,292)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2005
(Stated in U.S. Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying six months to August 31, 2005 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2005.

Operating results for the six months ended August 31, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

Note 2	Common Stock

a) Escrow:

At August 31, 2005, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

b) Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

	August 31, 2005		August 31, 2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding and exercisable at
beginning of period	1,200,000	$1.53	1,215,000	$1.52
Granted	-	-	-	-
Expired	(325,000)	$1.03	(15,000)	$1.03

Outstanding and exercisable at end of
the period	875,000	$1.72	1,215,000	$1.53

Sense Technologies Inc.
Notes to the Interim Financial Statements
August 31, 2005
(Stated in U.S. Dollars) – Page 2
(Unaudited)

Note 2	Common Stock – (cont’d)

	b)	Commitments: – (cont’d)

At August 31, 2005, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date

25,000	$1.03	January 8, 2006
25,000	$1.03	March 22, 2006
450,000	$2.30	December 18, 2006
50,000	$2.30	January 10, 2007
100,000	$0.75	September 26, 2007
200,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

875,000

Common Share Purchase Warrants At August 31, 2005, the Company had 14,204,000 share purchase warrants outstanding. Each warrant entitles the holder the right to purchase one common as follows:

Number	Exercise Price	Expiry Date

8,880,000	$0.15	July 26, 2006
5,304,000	$0.15	November 4, 2006

14,184,000

Common Stock Subscribed

As at August 31, 2005, the Company has received $121,000 in respect of private placements of 140,000 common shares at $0.15 per share and 500,000 common shares at $0.20 per share. As at August 31, 2005, these shares had not been issued.

Preferred Stock

During the period ended August 31, 2005, the Company entered into agreements with holders of its Class A preferred shares to convert 1,249,977 preferred shares valued at $1,249,977 into common shares of the Company at a rate of 3.448 common shares for each preferred share held for a total of 4,310,085 common shares. The Company also received subscription agreements to convert $154,021 of accrued preferred share dividends payable at a rate of 7.692 common shares for each $1 of accrued dividends payable outstanding for a total of 1,184,767 common shares.

Sense Technologies Inc.
Notes to the Interim Financial Statements
August 31, 2005
(Stated in U.S. Dollars) – Page 3
(Unaudited)

Note 3	Direct Costs

	Three months ended		Six months ended
	August 31,		August 31,
	2005	2004	2005	2004

Cost of sales	$3,886	$6,629	$5,790 $	16,262
Research and
development	1,737	-	5,748	-
Royalties – Note 4	-	546	-	1,332

	$5,623	$7,175	$11,538 $	17,594

Note 4	Related Party Transactions

The Company incurred the following items with directors, shareholders and companies with common directors and shareholders:

	Three months ended		Six months ended
	August 31,		August 31,
	2005	2004	2005	2004

Interest on long – term debt	$-	$2,085	$-	$4,142
Legal and accounting	$4,360	$-	$11,780	$-
Interest income	$(13,163)	$(13,163)	$(26,326)	$(26,326)
Provision for accrued interest
receivable	$13,163	$13,163	$26,326	$26,326
Royalty expense	$-	$546	$-	$1,332

The above noted items were measured by the exchange amount which is the amount agreed upon by the transacting parties.

As at August 31, 2005, included in accounts payable is $5,490 (February 28, 2005: $3,330) owing to an accounting firm in which a director of the Company is a partner and a shareholder with respect to unpaid fees and expenses, $480,000 (February 28, 2005: $480,000) owing to shareholders of the Company in respect of royalties payable and $50,992 (February 28, 2005: $50,992) owing to the former president of the Company in respect of unpaid wages.

Sense Technologies Inc.
Notes to the Interim Financial Statements
August 31, 2005 (Stated in U.S. Dollars) – Page 4
(Unaudited)

Note 5	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statements of cash flows:

During the period ended August 31, 2005, the Company:

	i)	issued 25,000 common shares of at $0.20 per share for a total of $5,000 pursuant to consulting services provided.

	ii)	issued 5,494,852 common shares pursuant to agreements to convert 1,249,977 preferred shares valued at $1,249,977 and preferred shares dividends payable of $154,021.

	iii)	issued 80,000 common shares at $0.05 per share for total proceeds of $4,000 pursuant to an agreement to issue shares as a fee for a loan.

Note 6	Subsequent Events

Subsequent to August 31, 2005, the Company:

	i)	issued 340,000 common shares at $0.15 per share for total proceeds of $51,000 pursuant to the exercise of common share purchase warrants.

	ii)	issued 500,000 common shares at $0.33 per share for total proceeds of $165,000 pursuant to a consulting agreement.

	iii)	issued 3,061,800 common shares pursuant to share subscription agreements to issue these shares at $0.24 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended August 31, 2005 and August 31, 2004.

Overview of Operations

Sense holds a license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert® backing awareness system for motor vehicles utilizing microwave radar technology. Sense also holds the worldwide rights to market and sell the ScopeOut® product. ScopeOut® is a system of specially-designed mirrors which are placed at specific points on automobiles, trucks, sport utility vehicles or commercial vehicles to offer drivers a more complete view behind the vehicle. Drivers using the product are able to have increased visibility when backing out of parking spaces or garages, and have additional protection from blind spots during lane changes in traffic. ScopeOut® is being marketed to department stores and other retailers as an after-market automotive safety product. Both products are available on-line at www.sensetech.com.

Manufacturing of both products is outsourced. The Company has established relationships with multiple large dealership groups and aftermarket product distributors.

Results of Operations

For the period ended August 31, 2005 as compared to the period ended August 31, 2004.

Sales for the period ended August 31, 2005 were $15,631, a 54 percent decrease over the period ended August 31, 2004. The Company has been concentrating on the retail launch of its ScopeOut® products.

Direct costs were $11,538, a 34 percent decrease over the period ended August 31, 2004, which is primarily in-line with the change in sales considering the $5,748 charge to Research and Development included in the costs. The Company realized a positive gross margin contribution of $4,093.

General and administrative expenses were $247,550 for the period ended August 31, 2005 as compared to $145,371 for the period ended August 31, 2004. The increase was partially attributable to extra costs incurred in preparation of launching the ScopeOut® products into the retail marketplace.

Liquidity and Capital Resources

At August 31, 2005, the Company had a cash and cash equivalents on hand deficit of $55,856 compared with a positive $131,313 at February 28, 2005. During the period ended August 31, 2005, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At August 31, 2005, we had a working capital deficit of $969,671 compared to a working capital deficit of $421,319 at August 31, 2004. The increase in working capital deficit is largely due to certain convertible promissory notes becoming due within one year.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also acting in the capacity as principal accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2005. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended August 31, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

We have not received notice of any current legal proceedings involving our Company. We have evaluated one product manufacturer that we believe is infringing our patents, but concluded the sales volume of that company was inadequate to economically justify litigation. We are evaluating another company we believe may be infringing our patent rights to determine if that is the case.

Item 6. Exhibits

(a)	Exhibit 31.1 – Certification

Exhibit 32.1 – Certification

(b)	No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 21, 2005	SENSE TECHNOLOGIES INC.
(Registrant)

By: /s/ Bruce Schreiner___________
Bruce Schreiner, President