Form 10QSB
period 2005-11-30
SENSE TECHNOLOGIES INC
filed 2006-01-20
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

The number of outstanding shares of the issuer’s common stock at January 16, 2006 was 38,895,811 shares.

Transitional Small Business Disclosure Format:
YES [ ] NO [X]

SENSE TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

November 30, 2005

(Stated in U.S. Dollars)

(Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEET
November 30, 2005 and February 28, 2005
(Stated in U.S. Dollars)
(Unaudited)

	November 30,	February 28
	2005	2005
ASSETS

Current
Cash	$21,740	$131,313
Accounts receivable	10,194	18,347
Inventory	880,362	577,285
Prepaids	44,315	13,392

	956,611	740,337
Equipment and furniture	57,922	55,027
Intangible assets	162,937	158,350

	$1,177,470	$953,714

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$756,955	$774,551
Advances payable	25,000	49,100
Dividends payable – Note 2	106,416	229,571
Convertible promissory notes payable	584,447	584,447
Current portion of license fee payable	6,250	60,000
Promissory note payable	6,908	40,000

	1,485,976	1,737,669
License fee payable	-	2,500

	1,485,976	1,740,169

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share,
20,000,000 shares authorized, 343,050 shares issued at November 30,
2005 (February 28, 2005: 1,593,028) – Note 2	343,048	1,593,025
Common stock, without par value, 100,000,000 shares authorized,
37,970,811 issued at November 30, 2005 (February 28, 2005:
22,875,158) – Notes 2 and 6	10,893,664	8,228,246
Common stock subscribed – Notes 2 and 6	713,000	232,200
Promissory note receivable	(585,000)	(585,000)
Subscriptions receivable	(772,332)	-
Additional paid-in capital	62,529	62,529
Deficit	(10,963,415)	(10,317,455)

	(308,506)	(786,455)

	$1,177,470	$953,714

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF LOSS
for the three and nine months ended November 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2005	2004	2005	2004

Sales	$7,128	$6,608	$22,759	$40,311
Direct costs – Note 3	44,074	5,184	55,612	22,778

Gross margin	(36,946)	1,424	(32,853)	17,533

Administrative expenses
Advertising and marketing	53,275	17,016	107,690	17,046
Amortization	2,765	1,307	7,762	5,022
Bad debts (recovered)	(9,817)	11,999	(3,061)	18,061
Consulting fees	173,622	9,507	175,297	10,272
Filing fees	561	1,703	1,888	3,466
Insurance (recovered)	13,361	(851)	40,367	47,197
Interest and bank charges	344	163	5,603	1,039
Interest on convertible promissory
notes – Note 4	15,447	15,930	46,568	47,923
Legal and accounting – Note 4	36,488	5,525	108,447	47,782
Office and miscellaneous	16,965	3,494	29,243	8,251
Rent	12,933	466	13,964	466
Shareholder information and printing	3,358	1,187	22,331	3,360
Telephone and utilities	1,407	173	1,737	2,766
Transfer agent fees	3,433	3,945	8,155	3,962
Travel	6,549	6,581	12,250	7,722

	330,691	78,145	578,241	223,516

Loss before other items	(367,637)	(76,721)	(611,094)	(205,983)

Other items
Loan fee	-	-	(4,000)	-
Interest income – Note 4	13,162	13,262	39,488	39,588
Provision for accrued interest
receivable – Note 4	(13,162)	(13,162)	(39,488)	(39,488)
Loss on disposition of capital assets	-	-	-	(3,455)
Gain on write-off of accounts payable	-	19,879	-	19,879

	-	19,979	(4,000)	(16,524)

Net loss for the period	$(367,637)	$(56,742)	$(615,094)	$(189,459)

Basic loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of shares
outstanding	35,995,666	7,370,332	31,482,246	7,370,332

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF DEFICIT
for the nine months ended November 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

	2005	2004
Deficit, beginning of period	$(10,317,455)	$(9,658,737)
Dividends	(30,866)	(119,477)
Net loss for the period	(615,094)	(189,459)
Deficit, end of period	$(10,963,415)	$(9,967,673)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended November 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

	2005	2004
Operating Activities
Net loss for the period	$(615,094)	$(189,459)
Add items not involving cash:
Loss on disposition of capital assets	-	3,455
Common shares issued for consulting services	170,000	-
Common shares issued for a loan fee	4,000	-
Amortization	7,762	5,022
Changes in non-cash working capital balances
related to operations:
Accounts receivable	8,153	(2,947)
Inventory	(303,077)	5,320
Prepaids	(30,923)	(7,013)
Accounts payable	(17,596)	(105,298)
Advances payable	(24,100)	(14,500)
Licence fee payable	(56,250)	-
Promissory note payable	(33,092)	-
Dividends payable	30,866	119,477

Net cash used in operations	(859,351)	(185,943)

Investing Activities
Acquisition of equipment and furniture	(10,657)	-
Acquisition of licence fee	-	(20,000)
Proceeds from disposition of capital assets	-	7,000
Patent costs	(4,587)	(49)

Net cash used in investing activities	(15,244)	(13,049)

Financing Activities
Proceeds from share subscriptions	480,800	334,300
Common shares issued for cash	352,588	-
Dividends	(30,866)	(119,477)
Convertible promissory notes	-	(20)
Subscriptions receivable	(37,500)	-

Net cash provided by financing activities	765,022	214,803

Increase (decrease) in cash during the period	(109,573)	15,811

Cash, beginning of period	131,313	1,800

Cash, end of period	$21,740	$17,611

Non-cash Transactions – Note 5

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended November 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

	Common Stock		Preferred Stock			Promissory	Common		Preferred
	Issued		Issued		Paid-in	Note	Stock	Subscription	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	Receivable	Subscribed	Deficit	Total

Balance, February 29, 2004	13,340,522	$ 7,599,828	-	$ -	$ 62,529	$ (585,000)	$ 51,000	$	$ 1,593,025	$ (9,658,737)	$ (937,355)
Issuance of common stock pursuant to a private placement - at $0.05	7,940,000	397,000	-	-	-	-	-	-	-	-	397,000
Pursuant to an agreement to acquire the license fee for the Scope Out mirror - at $0.05	1,000,000	50,000	-	-	-	-	-	-	-	-	50,000
Pursuant to agreements to settle promissory notes and accrued interest thereon with common shares - at $0.25	594,636	148,695	-	-	-	-	-	-	-	-	148,695
Premium on conversion of convertible promissory note	-	32,723	-	-	-	-	-	-	-	-	32,723
Common share subscriptions	-	-	-	-	-	-	181,200	-	-	-	181,200
Preferred share subscriptions utilized	-	-	1,593,027	1,593,025	-	-	-	-	(1,593,025)	-	-
Dividends	-	-	-	-	-	-	-	-	-	(159,303)	(159,303)
Net loss for the year ended February 28, 2005	-		-	-	-	-	-	-	-	(499,415)	(499,415)

Balance, February 28, 2005	22,875,158	8,228,246	1,593,027	1,593,025	62,529	(585,000)	232,200	-	-	(10,317,455)	(786,455)

Pursuant to agreements to convert preferred shares thereon into common shares - at $0.29	4,310,085	1,249,977	(1,249,977)	(1,249,977)	-	-	-	-	-	-	-
Common share subscriptions pursuant to the conversion of preferred share dividends - at $0.13	1,184,767	154,021	-	-	-	-	-	-	-	-	154,021
Pursuant to exercise of warrants - at $0.15	430,000	64,500	-	-	-	-	-	(7,500)	-	-	57,000
Pursuant to an agreement to issue shares for a loan fee - at $0.05	80,000	4,000	-	-	-	-	-	-	-	-	4,000
Pursuant to consulting services - at $0.20	25,000	5,000	-	-	-	-	-	-	-	-	5,000
- at $0.33	500,000	165,000	-	-	-	-	-	-	-	-	165,000
Pursuant to a private placement - at $0.15	200,001	30,000	-	-	-	-	-	-	-	-	30,000
- at $0.24	3,061,800	734,852	-	-	-	-	-	(734,832)	-	-	-
Pursuant to a private placement - at $0.05	5,304,000	265,200	-	-	-	-	(211,200)	(30,000)	-	-	24,000
Less: issue costs	-	(7,112)	-	-	-	-	-	-	-	-	(7,112)
Dividends	-	-	-	-	-	-	-	-	-	(30,866)	(30,866)
Common share subscriptions	-	-	-	-	-	-	692,000	-	-	-	692,000
Net loss for the period	-		-	-	-	-	-	-	-	(615,094)	(615,094)

Balance, November 30, 2005	37,970,811	$ 10,893,664	343,050	$ 343,048	$ 62,529	$ (585,000)	$ 713,000	$ (772,332)	$ -	$ (10,963,415)	$ (308,506)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying nine months to November 30, 2005 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2005.

Operating results for the nine months ended November 30, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

Note 2	Common Stock

	a)	Escrow:

At November 30, 2005, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

	b)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

	November 30, 2005		November 30, 2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding and exercisable at
beginning of period	1,200,000	$1.53	1,215,000	$1.52
Granted	-	-	-	-
Expired	(325,000)	$1.03	(15,000)	$1.03

Outstanding and exercisable at end of
the period	875,000	$1.72	1,200,000	$1.53

Sense Technologies Inc.
Notes to the Interim Financial Statements
November 30, 2005
(Stated in U.S. Dollars) – Page 2
(Unaudited)

Note 2	Common Stock – (cont’d)

	b)	Commitments: – (cont’d)

At November 30, 2005, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date

25,000	$1.03	January 8, 2006
25,000	$1.03	March 22, 2006
450,000	$2.30	December 18, 2006
50,000	$2.30	January 10, 2007
100,000	$0.75	September 26, 2007
200,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

875,000

Common Share Purchase Warrants

At November 30, 2005, the Company had 13,734,000 share purchase warrants outstanding. Each warrant entitles the holder the right to purchase one common as follows:

Number	Exercise Price	Expiry Date

8,430,000	$0.15	July 26, 2006
5,304,000	$0.15	November 4, 2006

13,734,000

Common Stock Subscribed

As at November 30, 2005, the Company has received $206,000 in respect of private placements of 140,000 common shares at $0.15 per share and 925,000 common shares at $0.20 per share and $507,000 in respect of 3,380,000 common shares at $0.15 per share pursuant to the exercise of warrants. As at November 30, 2005, these shares had not been issued.

Preferred Stock

During the period ended November 30, 2005, the Company entered into agreements with holders of its Class A preferred shares to convert 1,249,977 preferred shares valued at $1,249,977 into common shares of the Company at a rate of 3.448 common shares for each preferred share held for a total of 4,310,085 common shares. The Company also received subscription agreements to convert $154,021 of accrued preferred share dividends payable at a rate of 7.692 common shares for each $1 of accrued dividends payable outstanding for a total of 1,184,767 common shares.

Sense Technologies Inc.
Notes to the Interim Financial Statements
November 30, 2005
(Stated in U.S. Dollars) – Page 3
(Unaudited)

Note 3	Direct Costs

	Three months ended			Nine months ended
	November 30,			November 30,
	2005	2004		2005	2004

Manufacturing expenses	$-	$2,460	$	- $	2,460
Cost of sales	1,347	2,724		7,137	18,986
Research and
development - Note 4	42,727	-		48,475	-
Royalties - Note 4	-	-		-	1,332

	$44,074	$5,184		$55,612 $	22,778

Note 4	Related Party Transactions

The Company incurred the following items with directors, shareholders and companies with common directors and shareholders:

	Three months ended		Nine months ended
	November 30,		November 30,
	2005	2004	2005	2004

Interest on long - term debt	$-	$2,062	$-	$4,142
Legal and accounting	$13,220	$-	$25,000	$-
Interest income	$(13,163)	$(13,163)	$(39,489)	$(39,489)
Provision for accrued interest
receivable	$13,163	$13,163	$39,489	$39,489
Research and development	$35,000	$-	$35,000	$-
Royalty expense	$-	$546	$-	$1,332

The above noted items were measured by the exchange amount which is the amount agreed upon by the transacting parties.

As at November 30, 2005, included in accounts payable is $Nil (February 28, 2005: $3,330) owing to an accounting firm in which a director of the Company is a partner and a shareholder with respect to unpaid fees and expenses, $480,000 (February 28, 2005: $480,000) owing to shareholders of the Company in respect of royalties payable and $50,992 (February 28, 2005: $50,992) owing to the former president of the Company in respect of unpaid wages.

Sense Technologies Inc.
Notes to the Interim Financial Statements
November 30, 2005
(Stated in U.S. Dollars) – Page 4
(Unaudited)

Note 5	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statements of cash flows:

During the period ended November 30, 2005, the Company:

	i)	issued 25,000 common shares of at $0.20 per share for a total of $5,000 pursuant to consulting services provided.

	ii)	issued 5,494,852 common shares pursuant to agreements to convert 1,249,977 preferred shares valued at $1,249,977 and preferred shares dividends payable of $154,021.

	iii)	issued 80,000 common shares at $0.05 per share for total proceeds of $4,000 pursuant to an agreement to issue shares as a fee for a loan.

Note 6	Subsequent Event

Subsequent to November 30, 2005, the Company issued 925,000 common shares at $0.20 per common share for total proceeds of $185,000 pursuant to a private placement included in common stock subscribed as of November 30, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended November 30, 2005 and November 30, 2004.

Overview of Operations

Sense holds a license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert® backing awareness system for motor vehicles utilizing microwave radar technology. Sense also holds the worldwide rights to market and sell the ScopeOut® product. ScopeOut® is a system of specially-designed mirrors which are placed at specific points on automobiles, trucks, sport utility vehicles or commercial vehicles to offer drivers a more complete view behind the vehicle. Drivers using the product are able to have increased visibility when backing out of parking spaces or garages, and have additional protection from blind spots during lane changes in traffic. ScopeOut® is being marketed to dealerships, department stores and other retailers as an after-market automotive safety product. Both products are available on-line at www.sensetech.com.

Manufacturing of both products is outsourced. The Company has established relationships with multiple large dealership groups and aftermarket product distributors.

Results of Operations

For the period ended November 30, 2005 as compared to the period ended November 30, 2004.

Sales for the period ended November 30, 2005 were $22,759, an 44 percent decrease over the period ended November 30, 2004. The Company’s attention is currently being focused on the ScopeOut® product line rollout.

Direct costs were $55,612, a 144 percent increase over the period ended November 30, 2004, which includes $48,475 of expensed research and development costs. Without such costs, direct costs would have been $7,137, or a 69 percent decrease from the period ended November 30, 2004. The Company realized a negative gross margin contribution of $32,853, including the research and development costs.

General and administrative expenses were $578,241 for the period ended November 30, 2005 as compared to $223,516 for the period ended November 30, 2004. The increase was primarily attributable to an increase in consulting fees and advertising and marketing costs associated with the planned ScopeOut® product line rollout, along with legal fees associated with capital financing activities.

Liquidity and Capital Resources

At November 30, 2005, the Company had cash and cash equivalents on hand of $21,740 compared to $17,611 at November 30, 2004. During the period ended November 30, 2005, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At November 30, 2005, we had a working capital deficit of $529,365 compared to a working capital deficit of $1,015,283 at November 30, 2004. The decrease in working capital deficit is largely due to financing activities results and the increase in ScopeOut® product line inventories.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also acting in the capacity as principal accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2005. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibit 31.1 – Certification Exhibit 32.1 – Certification

(b)	No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 19, 2006	SENSE TECHNOLOGIES INC.
(Registrant)

By: /s/ Bruce Schreiner___________
Bruce Schreiner, President