Form 10KSB
period 2006-02-28
SENSE TECHNOLOGIES INC
filed 2006-07-14
CIK 1077638

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

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
Yes__ No X

State issuer’s revenues for its most recent fiscal year: US$74,903

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

As of June 28, 2006, the Registrant’s outstanding common stock consisted of 42,525,811 shares.

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

Our Guardian Alert® product uses Doppler radar technology to warn vehicle drivers of the presence of people or obstacles in blind spots that exist behind their vehicles when backing up. Marketing of the product has been primarily to automobile and truck dealers, fleet operators, and other after-market automotive industry participants. The Company began manufacturing the Guardian Alert® Doppler Awareness System for the passenger car market during the first quarter of fiscal 2003. We are expending marketing efforts to increase our presence in the fleet vehicle market, passenger car aftermarket and additional new channels. Changes in our management, business plan and the need for additional financing has delayed our marketing and sales plans for the product. In addition, we require additional funding to continue with development of the product.

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

Our administrative office is located at 2535 N. Carleton Avenue, Grand Island, Nebraska.

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

Production of our Guardian Alert ® Doppler Awareness System

We outsource the manufacture of the components of our Guardian Alert® Doppler Awareness System. Our objective is to secure high-volume, low-cost production capabilities. The entire family of products has the same interior components, while the exterior enclosure and mount is available in a variety of options appropriate for different types of vehicles.

The display unit and the radar sensor components of our products are manufactured by Microwave Solutions Limited of Hertfordshire, England. Our cabling is available from a number of local sources. Assembly and packaging is done in North Carolina. We believe that currently production of our products is more cost effectively achieved by outsourcing the manufacturing and assembly of the components.

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

The North American automotive manufacturers segment has been growing consistently for the last several years beginning with the emergence of the minivan as a force in the market and continuing with the more recent trend towards sport utility vehicles. We believe this segment and the large luxury sedan segment provide the best markets for our products. Our primary efforts will initially be focused on the mid to higher end of this market that is expected to be less price sensitive and more interested in new technologies. We are actively marketing to decision makers in the original equipment market through manufacturers. Our marketing emphasis has, however, been to the higher margin market including dealerships and consumer outlets. Dealerships provide an opportunity to add our product to a vehicle after it leaves the manufacturer, but before it is sold.

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

We believe our product has competitive advantages over ultrasonic systems. Ultrasonic systems have emerged as a factory installed option on some vehicle lines. Due to the four precisely tuned sensors and the in-bumper design requirements of these systems it is not practical to install them outside of the factory on cars or light trucks. The most important distinguishing characteristic between the Guardian Alert® Doppler Awareness System and ultrasonic systems is that ultrasonic systems are designed primarily to detect the bumper of another vehicle while parallel parking. They do not provide coverage all of the way to the ground and therefore tend to offer the vehicle operator a false sense of security. Additionally, since the sensors cannot “see” through a bumper, the systems cannot be mounted behind the skin of the bumper, which affects the aesthetic appearance of the vehicle.

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

Marketing outlets include, but are not limited to, the following:

  New and used auto dealers

  AAA Insurance

  AARP

  Mass merchandisers

  Drugstore chains

  Insurance companies

  Rental car companies

  Electronics stores

  Supermarket chains

  Independent auto aftermarket stores

  OEM market

  Internet and infomercials

  QVC and HSN

We are presently building a National Representative Organization that will allow for our products to be introduced to all the various markets.

Competition and Our Competitive Advantages

In our research, we have found no products comparable in pricing and design to ScopeOut® that addresses the hazard created with vehicles backing out blind in parking lots and driveways, while offering an additional lane-changing safety feature.

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

In the event these minimum sales are not realized, we are obligated to pay an amount in lieu of royalties equal to the royalties that would have been payable if the minimum number of units were manufactured and sold. Commencement of Commercial Production took place on October 1, 1999. During the fiscal year ended February 28, 2002 we paid a minimum royalty payment of $128,388 to maintain the licenses in good standing. In 2003, 2004, 2005 and 2006, the Company did not pay its minimum royalty payment. The effect of this is to convert the license from exclusive to non-exclusive status. All other provisions remain the same.

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

Our ScopeOut® license called for $150,000 to be paid over two years (which did occur) along with a royalty of 10% of wholesale price for each ScopeOut® unit sold, but not less than $2.00 per unit.

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

Item 2. Description of Property

Sales inquiries for Guardian Alert® products are being processed for Sense by Tim Goldsbury and Associates, Inc., at Alhambra Plaza, 725 N. Hwy A-1-A, Jupiter, FL 33477, and for Scopeout® by Lowell Martinson at the Sense offices at 4043 W. Kitty Hawk, Suite 7, Chandler, AZ 85226. Administration is handled from offices located at 2535 N Carleton Avenue, Grand Island, Nebraska. Both the Florida and Nebraska office spaces are provided to us at no cost.

Item 3. Legal Proceedings

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against us. We are aware of one product manufacturer that we believe is infringing our Doppler radar patents and will continue to evaluate whether to pursue litigation as resources permit.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2005.

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

The following table shows the high and low sales prices, in U.S. dollars, of our common stock on the Nasdaq SmallCap Market and high/low trading prices on the OTCBB for each quarter within the last two fiscal years:

Quarter Ended	High	Low
February 28, 2006	$0.31	$0.17
November 30, 2005	$0.55	$0.16
August 31, 2005	$0.50	$0.17
May 31, 2005	$0.45	$0.15
February 29, 2005	$0.38	$0.08
November 30, 2004	$0.14	$0.05
August 31, 2004	$0.08	$0.05
May 31, 2004	$0.18	$0.06

As of February 28, 2006, there were 329 shareholders of record holding 42,225,811 shares of our common stock.

Dividends

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

On June 3, 2005, one investor under Rule 506 of Regulation D, subscribed for an aggregate of 80,000 units at a price of US$0.05 per unit for total proceeds to the Company of US$4,000. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder thereof upon due exercise to acquire one additional common share in the capital stock of the company at a price of USD$0.15 for a period of eighteen months from the date of closing of the sale of the units. If the market price for the company’s common stock, as quoted on a quotation facility or stock exchange, exceeds USD$0.40 for 5 consecutive trading days, the company may, require the holder to exercise the warrants on or before 60 calendar days from delivery of such notice, failing which any unexercised warrants will be deemed expired.

On October 19, 2005, one investor under Rule 506 of Regulation D, subscribed for an aggregate of 3,061,800 common shares at a price of US$0.24 per share for total proceeds to the Company of US$734,832. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On December 14, 2005, seven investors under Rule 506 of Regulation D, subscribed for an aggregate of 925,000 common shares at US$0.20 per share for total proceeds to the Company of US$185,000. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On February 14, 2006, one investor under Rule 506 of Regulation D, subscribed for an aggregate of 50,000 common shares at US$0.20 per share for total proceeds to the Company of US$10,000. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On February 24, 2006, one investor under Rule 506 of Regulation D, subscribed for an aggregate of 200,000 common shares at US$0.20 per share for total proceeds to the Company of US$40,000. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

In the year ended February 28, 2006, we issued a total of 3,710,000 shares pursuant to the exercise of previously issued common share purchase warrants. The warrants were exercised at $0.15 per share for aggregate proceeds to the Company of $556,500. The warrants were issued under Rule 506 of Regulation D and the shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information respecting our compensation plans as at February 28, 2006, under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	350,000	$1.12	1,650,000
Equity compensation plans not approved by security holders	Nil	N/A	N/A
Total	350,000	$1.12	1,650,000

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the period ended February 28, 2006 and February 28, 2005.

Overview of Operations

Sense holds a license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert® backing awareness system for motor vehicles utilizing microwave radar technology. The Company assembles the product in Charlotte, NC. The company also holds an exclusive license to manufacture, distribute, market and sublicense world-wide, a patented system of specially-designed mirrors which are placed at specific points on vehicles to offer drivers a more complete view of the blind spots toward the rear of the vehicle. This product is manufactured in China through an outsourced vendor. The Company has established relationships with large dealership groups and aftermarket product distributors.

The Company plans to increase sales through continued development of new marketing relationships.

Results of Operations

For the period ended February 28, 2006 as compared to the period ended February 28, 2005.

Sales for the period ended February 28, 2006 were $74,903, a 59 percent increase over the period ended February 28, 2005. This difference is mainly due to some increasing demand for the Guardian Alert® product.

Direct costs were $808,460, a 266 percent increase over the period ended February 28, 2005. They Company realized a positive gross margin contribution of $60,122 on sales less cost of sales and manufacturing expenses. Research and Development costs of $58,301 and minimum royalties on ScopeOut® products of $60,000 have also been charged in Direct Costs. Additionally, as required by the Company's outside auditors, $675,378 of Guardian Alert® inventory products and components have been written off due to slow sales. As future sales of such products occur, they will be without components costs being charged, as such costs have now all been expensed.

General and administrative expenses were $761,355 for the period ended February 28, 2006 as compared to $360,930 for the period ended February 28, 2005. The increase was primarily attributable to increased costs necessary to test market and launch the ScopeOut® product lines.

Liquidity and Capital Resources

At February 28, 2006, the Company had cash and cash equivalents on hand of $9,220 compared with $131,313 at February 28, 2005. During the period ended February 28, 2006, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At February 28, 2006, we had a working capital deficit of $1,376,041 compared to a working capital deficit of $997,332 at February 28, 2005. The reduction of working capital is largely due to the write off of Guardian Alert® inventory products and components as required by the Company's auditors.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Critical Accounting Policies:

The Company’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable and deferred tax assets. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the consolidated financial statements.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” requiring that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be measured and recognized in the financial statements using the fair value of the compensation awards. The provisions of SFAS 123R are effective for the Company for the first interim or annual period that begins after December 15, 2005. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method and the modified-retrospective transition method.

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

Item 7. Financial Statements

The Company’s audited financial statements for the fiscal year ended February 28, 2006 are attached to this report following the signature page and Certifications.

Item 8. Changes In and Disagreements with Accountants and Financial Disclosure

None

Item 8A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also acting in the capacity as principal accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of a time within 60 days prior to February 28, 2006. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the year ended February 28, 20065 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In connection with this annual report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended February 28, 2006.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names, ages, and business experience for at least the past five years and positions of the directors and executive officers of the Company as of June 30, 2006, are as follows. The Company’s board of directors consists of three directors. All directors serve until the next annual meeting of the Company’s stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

Name	Age	Position	Position Held Since
Bruce E. Schreiner	51	Director, President &CEO	August 10, 1993
Cynthia L. Schroeder	46	Director	From June 8, 2000 to August 27, 2003; and from June 18, 2004
James R. Iman	61	Director	June 21, 2004

Biographical Information Concerning Directors and Executive Officers

BRUCE E. SCHREINER, Director, President and CEO. Mr. Schreiner has been the President and Chief Executive Officer of Sense since March 4, 2004. Mr. Schreiner has been a partner in Schroeder & Schreiner, P.C., a certified public accounting firm since 1991.

CYNTHIA L. SCHROEDER, Director. Ms. Schroeder from 1987 to the present has been the Senior Vice President and Chief Financial Officer of Mosaic located in Omaha, Nebraska.

JAMES R. IMAN, Director. Mr. Iman is currently associated with Corporate Finance Consulting Services of Fort Worth, Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sense's Directors, executive officers and persons who own more than 10% of a registered class of Sense's securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Sense. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish Sense with copies of all Section 16(a) reports they file.

To Sense's knowledge, based solely on a review of the copies of Forms 3 and 4, as amended furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, Sense believes that during the year ended February 28, 2006, its Directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements of the Securities Exchange Act of 1934.

Code of Ethics

The Company has not adopted a code of ethics, however, it intends to do so in connection with any expansion of its management.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or earned for services rendered to us in all capacities during the fiscal years ended February 28, 2004, February 29, 2005 and February 28, 2006 by Sense’s President and Chief Executive Officer (“CEO”) and each executive officer who earned over $100,000 in total salary and bonus during the three most recently completed financial years, for services rendered to the Company.

Name and Principal Position (a)	Annual Compensation				Long Term Compensation
	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards	Payouts
					Securities Under Options/SARs Granted (#) (f)	Restricted Shares Or Restricted Share Units ($) (g)	LTIP Payouts ($) (h)	All other Compensat ion ($) (i)
Bruce E. Schreiner President & CEO	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
James H. Cotter[1] President & CEO	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	$150,000	950,000	Nil	Nil	Nil

[1]	James H. Cotter resigned as President and CEO of the Company on March 4, 2004 and Bruce E. Schreiner was appointed in his stead.

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

There were no stock options granted during the Company’s fiscal year ended February 28, 2006.

AGGREGATED OPTION/SAR EXERCISES DURING THE MOST RECENTLY COMPLETED
FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES

There were no stock options exercised during the Company’s fiscal year ended February 28, 2006.

TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS

There are currently no employment contracts in place with the Directors and Officers of Sense other than the standard employment agreements used for all employees.

COMPENSATION OF DIRECTORS

There are no standard arrangements pursuant to which directors of Sense are compensated for services provided as a Director or members of committees of the Board of Directors. The Directors of Sense did not receive any compensation for the year ended February 28, 2006 for services provided as a Director or member of a committee of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On June 28, 2006 there were 45,525,811 shares of our common stock (the "Common Stock"), issued and outstanding, each share carrying the right to one vote, and 343,050 Class “A” Preferred Shares. Only holders of Common Stock as at the close of business on June 20, 2006 will be entitled to vote in person or by proxy at the Meeting or any adjournment thereof. The Class “A” Preferred Shares are non-voting.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 28, 2006, by

(i)	each person or entity known by Sense to beneficially own more than 5% of the Common Stock;
(ii)	each Director of Sense;
(iii)	each of the named Executive Officers of Sense; and
(iv)	all Directors and Executive Officers as a group.

Except as noted in the following table, Sense believes that the beneficial owners of the Common Stock listed below have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Percent of Class [2]
Steve Sommers[3] 21018 Buckskin Trail Elkhorn, NE 68022	3,796,187 [3]	8.92%
First Americans Insurance Service Inc. 2621 West Highway 30 Grand Island, NE 68803	2,700,000	6.35%
Bruce E. Schreiner, Director 3535 Grassridge Drive Grand Island, Nebraska 68803	1,184,838	2.79%
Cynthia L. Schroeder, Director 15409 Garfield Omaha, Nebraska 68144	49,722	1.2%
All directors and officers as a group (4 persons)	1,384,560	3.26%

[1]	Based upon information furnished to Sense by either the Directors, Executive Officers or beneficial holders, or obtained from the stock transfer agent of Sense, or obtained from insider reports.
[2]

Based upon a total of 42,525,811 shares of common stock currently issued and outstanding, and includes in each case any stock underlying immediately exerciseable stock options granted to each person listed.

[3]	Includes 3,302,617 shares held by SFS Resources Inc., an entity in which Steve Sommers is a controlling shareholder; and 100,000 shares held by Steven Sommers II Investments LLC.

Item 12. Certain Relationships and Related Transactions

Transactions with management and others

The following is in addition to disclosure contained elsewhere herein respecting transactions involving management.

Bruce E. Schreiner, President & CEO of the Company, acquired Series B promissory notes, in the aggregate principal amount of $77,343, bearing interest at 10% per annum and payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demand for payment. The notes were converted to common shares at the rate of $0.25 per common share on February 28, 2005. Accrued interest was also converted to common shares at the rate of $0.25 per common share.

Bruce E. Schreiner, President & CEO of the Company, acquired a promissory note in the amount of $30,000 bearing no interest and due on demand on October 2, 2005. The note may be converted into common shares of the Company at any time prior to the demand for payment. The note was converted to common shares at the rate of $0.25 per common share on February 28, 2005.

Cynthia Schroeder, a Director of the Company, acquired a promissory note in the amount of $5,388.36 bearing interest at 10% per annum and payable on demand, along with accrued interest thereon, on or after August 30, 2005. The note plus accrued interest may be redeemed at any time after August 30, 2005. The note plus accrued interest may be redeemed at any time after August 30, 2005. The note may be converted into common shares of the Company at any time prior to demand for payment. The note was converted to common shares at the rate of $0.25 per common share on February 28, 2005. Accrued interest was also converted to common shares at the rate of $0.25 per common share.

Transactions with Promoters

We have not entered into any transactions with promoters.

Item 14. Principal Accountant Fees and Services

The fees for services provided by Amisano Hanson, Chartered Accountants, to us in each of the fiscal years ended February 29, 2005 and February 28, 2006 were as follows:

Fees	2005	2006
Audit fees	$14,050	$22,800
Audit related fees	$15,664	$18,425
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended February 28, 2006.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 13. EXHIBITS

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	The Articles of Continuance	Incorporated by reference as Exhibit 3.1 to the Company’s Form 10-KSB, filed with the SEC on May 24, 2002 (“2002 Form 10-KSB”)

3.2	By-Laws	Incorporated by reference as Exhibit 3.2 to the 2002 Form 10- KSB

3.3	Articles of Amendment	Incorporated by reference to as Appendix A to the Company’s Schedule 14A – Definitive Proxy Statement, filed with the SEC on June 17, 2002 (“Schedule 14A”)

10.1	Amended Stock Option Agreement dated October 2, 2001 between Bruce E. Schreiner and the Company.	Incorporated by reference as Exhibit 10.1 to the 2002 Form 10-KSB

10.2	Two (2) Amended Stock Option Agreements both dated October 2, 2001 between Cynthia L. Schroeder and the Company.	Incorporated by reference as Exhibit 10.2 to the 2002 Form 10-KSB

10.3	2002 Stock Option Plan	Incorporated by reference as Appendix B to the 2002 Schedule 14A

10.4	License agreement with Palowmar Industries, LLC and Lowell Martinson, inventor respecting the ScopeOut® product.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 13, 2006.

SENSE TECHNOLOGIES INC.

By:	/s/ Bruce E. Schreiner
Bruce E. Schreiner
President, Chief Executive Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	Title:	Date:

/s/ Bruce E. Schreiner	Chief Executive Officer, President	July 13, 2006
Bruce E. Schreiner	Director and Principal Accounting Officer

/s/ James R. Iman	Director	July 13, 2006
James R. Iman

/s/ Cynthia L. Schroeder	Director	July 13, 2006
Cynthia L. Schroeder

SENSE TECHNOLOGIES INC.

REPORT AND FINANCIAL STATEMENTS

February 28, 2006 and 2005

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders,
Sense Technologies Inc.

We have audited the accompanying balance sheets of Sense Technologies Inc. as of February 28, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ deficiency for the years ended February 28, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Sense Technologies Inc. as of February 28, 2006 and 2005 and the results of its operations and its cash flows for the years ended February 28, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plan in this regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
June 9, 2006	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

SENSE TECHNOLOGIES INC.
BALANCE SHEETS
February 28, 2006 and 2005
(Stated in US Dollars)

	2006	2005
ASSETS
Current
Cash	$9,220	$131,313
Accounts receivable	7,449	18,347
Inventory – Note 2	130,687	577,285
Prepaids	17,526	13,392

	164,882	740,337

Deposit	15,699	-
Equipment – Note 3	54,899	55,027
Intangible assets – Note 4	163,636	158,350

	$399,116	$953,714

LIABILITIES
Current
Accounts payable – Notes 5 and 10	$810,610	$774,551
Advances payable	30,875	49,100
Dividends payable – Note 8	114,991	229,571
License fee payable	-	60,000
Convertible promissory notes payable – Note 6	584,447	584,447
Promissory note payable – Note 7	-	40,000

	1,540,923	1,737,669
License fee payable	-	2,500

	1,540,923	1,740,169

STOCKHOLDERS' DEFICIENCY

Class A preferred stock, without par value, redeemable at the option of the
Company at $1 per share, convertible into common stock at $0.29 for each preferred share, cumulative dividends payable at the annual rate of $0.10 per share, 20,000,000 shares authorized, 343,050 shares issued at February 28,
2006 (2005: 1,593,023)	343,048	1,593,025
Common stock, without par value, 100,000,000 shares authorized, 42,225,811
issued at February 28, 2006 (2005: 22,875,158) – Notes 8 and 14	11,580,664	8,228,246
Additional paid-in capital	62,529	62,529
Common stock subscribed – Note 8	76,000	232,200
Common stock subscriptions receivable	(772,332)	-
Promissory note receivable – Note 9	(585,000)	(585,000)
Deficit	(11,846,716)	(10,317,455)

	(1,141,807)	(786,455)

	$399,116	$953,714

Nature and Continuance of Operations – Note 1
Commitments – Notes 4, 5, 6, 8 and 12
Subsequent Events – Notes 8 and 14

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
for the years ended February 28, 2006 and 2005
(Stated in US Dollars)

	2006	2005

Sales	$74,903	$47,177
Direct costs – Schedule 1	808,460	220,863

	(733,557)	(173,686)

Expenses
Advertising and marketing	129,650	21,462
Amortization	11,090	6,392
Bad debts (recovered)	(5,199)	22,100
Consulting fees – Note 10	197,548	36,809
Filing fees	8,176	2,524
Insurance	53,755	60,036
Interest and bank charges	14,921	4,207
Interest on long-term debt – Note 10	60,249	69,913
Legal, accounting and audit fees – Note 10	167,806	81,913
Loan fee	4,000	-
Office and miscellaneous	50,670	13,480
Rent	24,643	592
Repairs and maintenance	520	-
Shareholder information and printing	11,071	13,838
Telephone and utilities	3,201	4,108
Transfer agent fees	4,722	5,766
Travel and automotive	24,532	14,328
Wages and benefits – Note 10	-	3,462

	761,355	360,930

Loss before other items	(1,494,912)	(534,616)

Other items:
Premium on conversion of convertible promissory notes payable	-	(32,723)
Loss on sale of equipment	-	(3,455)
Other income	5,093	71,379

Net loss for the year	$(1,489,819)	$(499,415)

Basic and diluted loss per share	$(0.06)	$(0.06)

Weighted average number of shares outstanding	27,337,373	8,178,606

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
for the years ended February 28, 2006 and 2005
(Stated in U.S. Dollars)

	2006	2005

Operating Activities
Net loss for the year	$(1,489,819)	$(499,415)
Add (deduct) items not involving cash:
Common shares issued for legal and consulting services	180,000	-
Common shares issued for a loan fee	4,000	-
Premium on conversion of convertible promissory notes payable	-	32,723
Write-off of inventory	675,378	184,584
Loss on sale of equipment	-	3,455
Gain on write-off of accounts payable	-	(67,912)
Amortization	11,090	6,392
Changes in non-cash working capital balances related to operations:
Accounts receivable	10,898	(9,615)
Inventory	(228,780)	(14,363)
Prepaids	(19,833)	3,861
Accounts payable	36,059	(29,294)
Advances payable	(18,225)	(27,100)
Dividends payable	39,441	159,303

Cash used in operating activities	(799,791)	(257,381)

Financing Activities
Proceeds from issuance of common stock	780,888	397,000
Dividends	(39,442)	(159,303)
Increase (decrease) in note payable	(40,000)	40,000
License fee payable	(62,500)	-
Proceeds from common share subscriptions	55,000	181,200

Cash provided by financing activities	693,946	458,897

Investing Activities
Proceeds from the sale of equipment	-	7,000
Acquisition of equipment	(10,962)	(41,454)
Acquisition of license fee	-	(37,500)
Acquisition of intangible assets	(5,286)	(49)

Cash used in investing activities	(16,248)	(72,003)

…/Cont’d.

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Continued
STATEMENTS OF CASH FLOWS
for the years ended February 28, 2006 and 2005
(Stated in US Dollars)

	2006	2005

Increase (decrease) in cash during the year	(122,093)	129,513

Cash, beginning of year	131,313	1,800

Cash, end of year	$9,220	$131,313

Supplementary cash flow information:
Cash paid for
Interest	$117,139	$-

Taxes	$-	$-

Non-cash Transactions – Note 13

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the years ended February 28, 2006 and 2005
(Stated in US Dollars)

							Common
	Common Stock		Preferred Stock			Common	Stock	Promissory	Preferred
	Issued		Issued		Paid-in	Stock	Subscriptions	Note	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Receivable	Subscribed	Deficit	Total

Balance, February 29, 2004	13,340,522	$7,599,828	-	$-	$62,529	$51,000	$-	$(585,000)	$1,593,025	$(9,658,737)	$(937,355)
Issuance of common stock ursuant
to a private placement - at $0.05	7,940,000	397,000	-	-	-	-	-	-	-	-	397,000
Pursuant to an agreement to cquire
the license fee for the Scope Out
mirror - at $0.05	1,000,000	50,000	-	-	-	-	-	-	-	-	50,000
Pursuant to agreements to settle
promissory notes and accrued
interest thereon with common
shares	594,636	148,695	-	-	-	-	-	-	-	-	148,695
Premium on conversion of
convertible promissory note	-	32,723	-	-	-	-	-	-	-	-	32,723
Common share subscriptions	-	-	-	-	-	181,200	-	-	-	-	181,200
Preferred share subscriptions
utilized	-	-	1,593,027	1,593,025	-	-	-	-	(1,593,025)	-	-
Dividends	-	-	-	-	-	-	-	-	-	(159,303)	(159,303)
Net loss for the year ended ebruary
28, 2005	-		-	-	-	-	-	-	-	(499,415)	(499,415)

Balance, February 28, 2005	22,875,158	8,228,246	1,593,027	1,593,025	62,529	232,200	-	(585,000)	-	(10,317,455)	(786,455)

…/cont’d

SEE ACCOMPANYING NOTES

Continued
SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the years ended February 28, 2006 and 2005
(Stated in US Dollars)

							Common
	Common Stock		Preferred Stock			Common	Stock	Promissory	Preferred
	Issued		Issued		Paid-in	Note	Stock	Subscriptions	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	Receivable	Subscribed	Deficit	Total

Balance, February 28, 2005	22,875,158	8,228,246	1,593,027	1,593,025	62,529	(585,000)	232,200	-	-	(10,317,455)	(786,455)
Pursuant to agreements to convert
preferred shares into common
shares - at $0.29	4,310,085	1,249,977	(1,249,977)	(1,249,977)	-	-	-	-	-	-	-
Pursuant to the conversion of
preferred share dividends- at $0.13	1,184,767	154,021	-	-	-	-	-	-	-	-	154,021
Pursuant to the exercise of warrants
- at $0.15	3,710,000	556,500	-	-	-	-	-	(7,500)	-	-	549,000
Pursuant to an agreement to issue
shares for a loan fee - at $0.05	80,000	4,000	-	-	-	-	-	-	-	-	4,000
Pursuant to consulting services
- at $0.20	25,000	5,000	-	-	-	-	-	-	-	-	5,000
- at $0.33	500,000	165,000	-	-	-	-	-	-	-	-	165,000
Pursuant to legal services - at $0.20	50,000	10,000	-	-	-	-	-	-	-	-	10,000
Pursuant to a private placement
- at $0.05	5,304,000	265,200	-	-	-	-	(211,200)	(30,000)	-	-	24,000
Less: issue costs	-	(7,112)	-	-	-	-	-	-	-	-	(7,112)
- at $0.15	200,001	30,000	-	-	-	-	-	-	-	-	30,000
- at $0.20	925,000	185,000	-	-	-	-	-	-	-	-	185,000
-at $0.24	3,061,800	734,832	-	-	-	-	-	(734,832)	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	(39,442)	(39,442)
Common share subscriptions	-	-	-	-	-	-	55,000	-	-	-	55,000
Net loss for the year	-	-	-	-	-	-	-	-	-	(1,489,819)	(1,489,819)

Balance, February 28, 2006	42,225,811	$11,580,664	343,050	$343,048	$62,529	$(585,000)	$76,000	$(772,332)	$-	$(11,846,716)	$(1,141,807)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Schedule 1
SCHEDULE OF DIRECT COSTS
for the years ended February 28, 2006 and 2005
(Stated in US Dollars)

	2006	2005

Direct costs
Cost of sales	$7,290	$25,819
Manufacturing expenses	7,491	2,460
Research and development – Note 10	58,301	8,000
Royalties – Note 4	60,000	-
Write-off of inventory	675,378	184,584

	$808,460	$220,863

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2006 and 2005
(Stated in U.S. Dollars)

Note 1	Nature and Continuance of Operations

The Company holds a non-exclusive license to manufacture, distribute, market and sublicense, on a world-wide basis, a patented technology which is used to produce a back- up obstacle detection/collision warning system utilizing microwave radar technology. The Company is using this technology to produce the Guardian Alert Back-up System for use on motor vehicles and intends to sell the units for use in the after market for existing motor vehicles and also, negotiate agreements with Original Equipment Manufacturers to license the use of the product on factory produced motor vehicles.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2006, the Company had not yet achieved profitable operations, has an accumulated deficit of $11,846,716 since its inception, has a working capital deficiency of $1,376,041 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) – Page 2

Note 2	Significant Accounting Policies – (cont’d)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Inventory

The Company’s inventory consists of component parts, finished goods and manufacturing supplies. If appropriate, the Company’s inventory balances are adjusted to approximate the lower of manufacturing costs or market.

Inventories are comprised of the following:

	2006	2005

Component parts	$-	$545,990
Finished goods	130,687	17,009
Manufacturing supplies	-	14,286

	$130,687	$577,285

b)	Promissory Note Receivable

The promissory note receivable is carried at cost when there is no impairment in value. The note receivable, which is due from shareholders of the Company and bears no specific terms as to its collection, is accounted for as a separate component of stockholders’ equity as an effective dividend or capital withdrawal.

c)	Equipment and Amortization

Equipment is recorded at cost. Amortization is provided using the following rates:

Computer equipment	30% declining balance
Furniture and equipment	20% declining balance
Product molds	7 years straight-line
Manufacturing equipment	30% declining balance

d)	Intangible Assets

The Company’s intangible assets are comprised of licenses fees and patent costs. On March 1, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”. In reassessing the useful lives of its intangible assets, the Company determined these assets to have indefinite useful lives and accordingly, amortization of these assets ceased on that date.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) – Page 3

Note 2	Significant Accounting Policies – (cont’d)

d)	Intangible Assets – (cont’d)

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

e)	Foreign Currency Translation

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

f)	Income Taxes

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

g)	Basic Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share”. Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the period. Shares held in escrow are excluded from the determination of basic loss per share when the escrow release is performance based.

h)	Fair Market Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, advances payable, dividends payable, license fee payable and promissory notes payable approximate fair value. The carrying value of the promissory note receivable also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) – Page 4

Note 2	Significant Accounting Policies – (cont’d)

i)	Revenue Recognition

Revenue is recognized when persuasive evidence of a sale exists, delivery has occurred and collection is reasonably assured.

j)	Research and Development

Research and development costs are incurred in order to enhance the performance of the back-up obstacle detection/ collision warning system. These costs are expensed as incurred.

k)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”, that addresses the accounting transactions in which a company exchanges its equity instruments for goods or services. SFAS No. 123R requires that such transactions be accounted for using a fair value based method. Adoption of SFAS No. 123R is effective for periods beginning after December 15, 2005. The Company will adopt this statement as required and management is currently assessing the effect SFAS No. 123R will have on the Company’s results of operations.

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

In June 2005, FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on the financial statements.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) – Page 5

Note 3	Equipment

		2006
		Accumulated
	Cost	Amortization	Net

Computer equipment	$38,297	$34,467	$3,830
Furniture and equipment	10,962	1,096	9,866
Product molds	41,454	5,922	35,532
Manufacturing equipment	27,136	21,465	5,671

	$117,849	$62,950	$54,899

		2005
		Accumulated
	Cost	Amortization	Net

Computer equipment	$38,297	$32,826	$5,471
Product molds	41,454	-	41,454
Manufacturing equipment	27,136	19,034	8,102

	$106,887	$51,860	$55,027

Note 4	Intangible Assets

Intangible assets are comprised of the following:

	2006	2005

Guardian Alert License Fee

Cost, net of write-down	$1	$1

Scope Out Mirror License

Cash	100,000	37,500
Issuance of 1,000,000 units – at $0.05	50,000	50,000
Promissory note payable	-	62,500

	150,000	150,000
Patent costs	13,636	8,349

	163,635	158,349

	$163,636	$158,350

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) – Page 6

Note 4	Intangible Assets – (cont’d)

Guardian Alert License

By an Assignment Agreement dated April 30, 1992 and amendments thereto dated May 27, 1992, July 14, 1992, April 5, 1993, August 13, 1993, March 10, 1997, May 29, 1997 and February 25, 1999, the Company was assigned the right, title, interest and obligations in a Licence Agreement to manufacture, market and distribute a microwave radar collision avoidance device for motor vehicles. During the year ended February 28, 2005, the Company did not manufacture the minimum quantities required by the License Agreement and the Company lost the exclusivity it previously held. During the year ended February 29, 2004, the license was written down by $135,010 to its net realizable value of $1.

Scope Out Mirror License

During the year ended February 28, 2005, the Company acquired a license to manufacture, sell, deliver and install the Lateral-View Mirror (Scope Out Mirror). As consideration, the Company paid a license fee of $150,000.

The Company is obligated to pay a royalty of 10% of the wholesale price for each Scope Out Mirror sold which, in any event, shall not be less than $2.00 per unit in the following minimum quantities:

A. 30,000 units per year beginning in years 1 and 2.
B. 60,000 units per year in years 3 and 4.
C. 100,000 units per year in year 5 and thereafter.

During the year ended February 28, 2006, the Company accrued $60,000 in respect of the royalty owed at the end of the first year of the Scope Out Mirror License agreement.

Note 5	Accounts Payable – Note 10

	2006	2005

Trade payables	$144,342	$116,726
Accrued fees	20,000	15,000
Accrued payroll	53,695	53,695
Accrued interest payable	33,218	90,108
Accrued royalty payable	540,000	480,000
Accrued taxes payable	19,355	19,022

	$810,610	$774,551

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) – Page 7

Note 6	Convertible Promissory Notes Payable

	2006	2005

Series B secured promissory notes payable, secured by a
charge over the Company’s inventory, bearing interest at
10% per annum and are payable on demand, along with
accrued interest thereon, on August 30, 2005. These notes
may be converted into common shares of the Company at
the rate of one common share for each $0.29 of principal
balance. As at February 28, 2006, these notes were in
arrears and past due.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per
annum. These notes have matured and the holders thereof
have received default judgements against the Company.	50,000	50,000

	584,447	584,447

Less: current portion	(584,447)	(584,447)

	$-	$-

Note 7	Promissory Note Payable

	2006	2005

The promissory note payable is unsecured, bears interest at
10% per annum and is repayable in 12 monthly
instalments of $3,527 commencing March 1, 2005.	$-	$40,000

Note 8	Common Stock – Note 14

a)	Escrow:

At February 28, 2006, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) – Page 8

Note 8	Common Stock – Note 14 – (cont’d)

b)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

	February 28, 2006
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding and exercisable at beginning of the year	1,200,000	$1.52
Cancelled	(500,000)	$2.17
Expired	(350,000)	$1.03

Outstanding and exercisable at end of the year	350,000	$1.12

	February 28, 2005
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding and exercisable at beginning of the year	1,215,000	$1.52
Expired	(15,000)	$1.03

Outstanding and exercisable at end of the year	1,200,000	$1.53

The Company accounts for its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

At February 28, 2006, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) – Page 9

Note 8	Common Stock – Note 14 – (cont’d)

b)	Commitments – (cont’d)

Stock-based Compensation Plan – (cont’d)

Number	Exercise Price	Expiry Date

25,000	$1.03	March 22, 2006
50,000	$2.30	January 10, 2007
100,000	$0.75	September 26, 2007
150,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

350,000

Common Share Purchase Warrants

At February 28, 2006, the Company had 7,250,000 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each share purchase warrant held at $0.15 per warrant. These warrants are comprised as follows:

Number	Expiry Date
3,750,000	July 24, 2006
3,500,000	November 4, 2006
7,250,000

Common Stock Subscribed

As at February 28, 2006, the Company has received $40,000 in respect of a private placement of 200,000 common shares at $0.20 per share and $15,000 in respect of the purchase of 100,000 common shares at $0.15 pursuant to the exercise of share purchase warrants. Subsequent to February 28, 2006, 200,000 common shares at $0.20 per share were issued.

Preferred Stock

Dividends on preferred stock are payable annually on July 31 of each year. During the year ended February 28, 2006, the Company accrued dividends payable of $39,442 (2005: $159,303).

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) – Page 10

Note 8	Common Stock – Note 14 – (cont’d)

b)	Commitments – (cont’d)

Preferred Stock – (cont’d)

During the year ended February 28, 2006, the Company converted 1,249,977 preferred shares valued at $1,249,977 into common shares of the Company at a rate of 3.448 common shares for each preferred share held for a total of 4,310,085 common shares. The Company also converted $154,021 of accrued preferred share dividends payable at a rate of 7.692 common shares for each $1 of accrued dividends payable outstanding for a total of 1,184,767 common shares.

Note 9	Promissory Note Receivable

The promissory note in the principal amount of $585,000 (2005: $585,000) is due from significant shareholders of the Company, is due on demand, secured by a pledge of shares of a company owned by shareholders of the Company and bears interest at 9% per annum. The Company does not expect to demand payment within the next fiscal year.

Note 10	Related Party Transactions – Note 9

The Company incurred the following items with directors and companies with common directors:

	2006	2005

Accounting fees	$29,385	$3,435
Interest on long – term debt	$-	$8,273
Research and development	$35,000	$-

As at February 28, 2006, included in accounts payable is $5,413 (2005: $3,330) owing to a director of the Company and an accounting firm in which a director of the Company is a partner with respect to unpaid fees and expenses, $480,000 (2005: $480,000) owing to shareholders of the Company in respect of royalties payable and $50,992 (2005: $50,992) owing to the former president of the Company in respect of unpaid wages.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) – Page 11

Note 11	Corporation Income Tax Loss Carry-Forwards

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	2006	2005

Deferred tax assets
Net operating loss carryforwards	$3,243,442	$2,717,499
Valuation allowance for deferred tax assets	(3,243,442)	(2,717,499)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of February 28, 2006, the Company has accumulated non-capital loss carryforwards of approximately $9,500,000 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, begin to expire in 2018.

Note 12	Commitments – Notes, 4, 5, 6 and 8

The Company has entered into a lease agreement for office premises in Chandler, Arizona requiring a base monthly rent payment of $4,085 until September 2010.

Note 13	Supplemental Cash Flow Disclosures

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statements of cash flows:

During the year ended February 28, 2006, the Company:

i)	issued 4,310,085 common shares pursuant to agreements to convert 1,249,977 preferred shares valued at $1,249,977 to common shares.

ii)	issued 1,184,767 common shares pursuant to agreements to convert a total of $154,021 of accrued preferred share dividends to common shares.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2006 and 2005
(Stated in US Dollars) – Page 12

Note 13	Supplemental Cash Flow Disclosures – (cont’d)

During the year ended February 28, 2005, the Company:

i)	issued 1,000,000 units at $0.05 per unit as partial consideration for the acquisition of the Scope Out Mirror license fee.

ii)

issued 594,636 common shares at $0.25 per share for a total of $181,418, including a conversion premium of $32,723, pursuant to conversions of convertible promissory notes and accrued interest of $14,168 thereon.

Note 14	Subsequent Events – Note 8

Subsequent to February 28, 2006, the Company:

	-	issued 250,000 common shares at $0.20 per share for total proceeds of $50,000 pursuant to a private placement.

	-	issued 50,000 common shares at $0.15 per share for total proceeds of $7,500 pursuant to the exercise of share purchase warrants outstanding at February 28, 2006.

Note 15	Comparative Figures

Certain of the comparative figures for the year ended February 28, 2006, have been reclassified to conform with the presentation adopted in the current year.