Form 10QSB
period 2006-05-31
SENSE TECHNOLOGIES INC
filed 2006-07-20
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006

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

Yes [X] No [   ]

The number of outstanding shares of the issuer’s common stock at July 14, 2006 was 42,525,811 shares.

Transitional Small Business Disclosure Format:   YES [    ]   NO [X]

SENSE TECHNOLOGIES INC.

INDEX TO FORM 10QSB

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II – OTHER INFORMATION

Item 6. Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

May 31, 2006

(Stated in U.S. Dollars)

(Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEETS
May 31, 2006 and February 28, 2006
(Stated in U.S. Dollars)
(Unaudited)

	May 31,	February 28
ASSETS	2006	2006

Current
Cash	$-	$9,220
Accounts receivable	39,400	7,449
Inventory	134,071	130,687
Deferred financing costs	1,944	-
Prepaids	33,005	17,526

	208,420	164,882

Deposit	15,699	15,699
Equipment	52,213	54,899
Intangible assets	163,636	163,636

	$439,968	$399,116

LIABILITIES

Current
Bank indebtedness	$4,166	$-
Accounts payable and accrued liabilities – Note 3	829,853	810,610
Note payable	50,000	-
Advances payable	14,900	30,875
Dividends payable	123,567	114,991
Convertible promissory notes payable	584,447	584,447

	1,606,933	1,540,923

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at the option of the
Company at $1 per share, convertible into common stock at $0.29 for each preferred share, cumulative dividends payable at the annual rate of $0.10 per share, 20,000,000 shares authorized, 343,050 shares issued at May 31, 2006
(February 28, 2006: 343,050) – Note 2	343,048	343,048
Common stock, without par value, 100,000,000 shares authorized, 42,525,811
issued at May 31, 2006 (February 28, 2006: 42,225,811) - Note 2	11,638,164	11,580,664
Common stock subscribed	231,000	76,000
Promissory note receivable	(585,000)	(585,000)
Subscriptions receivable	(864,832)	(772,332)
Additional paid-in capital	62,529	62,529
Deficit	(11,991,874)	(11,846,716)

	(1,166,965)	(1,141,807)

	$439,968	$399,116

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF OPERATIONS
for the three months ended May 31, 2006 and 2005
(Stated in U.S. Dollars)
(Unaudited)

	2006	2005

Sales	$59,897	$5,406
Direct costs – Schedule 1	17,352	26,641

	42,545	(21,235)

Expenses
Advertising and marketing	24,617	32,271
Amortization	2,686	2,498
Bad debts	-	5,923
Consulting fees	20,521	5,000
Contract labour	8,331	-
Filing fees	959	2,647
Financing fee – Note 3	36,183	-
Insurance	14,391	14,135
Interest and bank charges	5,566	1,358
Interest on long-term debt	13,795	15,015
Legal, accounting and audit fees – Note 3	22,697	42,914
Office and miscellaneous	6,075	6,875
Rent	15,826	577
Shareholder information and printing	1,458	5,647
Telephone and utilities	1,233	211
Travel and automotive	4,789	4,436

	179,127	139,507

Net loss for the period	$(136,582)	$(160,742)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	42,477,441	18,620,919

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended May 31, 2006 and 2005
(Stated in U.S. Dollars)
(Unaudited)

	2006	2005

Operating Activities
Net loss for the period	$(136,582)	$(160,742)
Add items not involving cash:
Common shares issued for advertising and consulting services	-	5,000
Financing fees	4,306	-
Amortization	2,686	2,498
Changes in non-cash working capital balances related to operations:
Accounts receivable	(31,951)	17,417
Inventory	(3,384)	(9,956)
Prepaids	(15,479)	(17,743)
Accounts payable and accrued liabilities	19,243	5,226
Advances payable	(15,975)	39,550
Dividends payable	8,576	13,713
License fees payable	-	(18,750)

Cash used in operating activities	(168,560)	(123,787)

Financing Activities
Bank indebtedness	4,166	5,781
Proceeds from issuance of common stock	10,000	10,000
Dividends	(8,576)	(13,713)
Note payable	43,750	(9,594)
Proceeds from common share subscriptions	110,000	-

Cash provided by (used in) financing activities	159,340	(7,526)

Decrease in cash during the period	(9,220)	(131,313)

Cash, beginning of period	9,220	131,313

Cash, end of period	$-	$-

Non-cash Transactions – Note 4

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended May 31, 2006
(Stated in US Dollars)
(Unaudited )

		Common Stock		Preferred Stock			Promissory	Common
		Issued		Issued		Paid-in	Note	Stock	Subscriptions	Accumulated
		Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	Receivable	Deficit	Total

Balance, February 28, 2005		22,875,158	8,228,246	1,593,027	1,593,025	62,529	(585,000)	232,200	-	(10,317,455)	(786,455)
Pursuant to agreements to convert
preferred shares into common
shares	- at $0.29	4,310,085	1,249,977	(1,249,977)	(1,249,977)	-	-	-	-	-	-
Pursuant to the conversion of
preferred share dividends	- at $0.13	1,184,767	154,021	-	-	-	-	-	-	-	154,021
Pursuant to the exercise of warrants
	- at $0.15	3,710,000	556,500	-	-	-	-	-	(7,500)	-	549,000
Pursuant to an agreement to issue
shares for a loan fee	- at $0.05	80,000	4,000	-	-	-	-	-	-	-	4,000
Pursuant to consulting services
	- at $0.20	25,000	5,000	-	-	-	-	-	-	-	5,000
	- at $0.33	500,000	165,000	-	-	-	-	-	-	-	165,000
Pursuant to legal services	- at $0.20	50,000	10,000	-	-	-	-	-	-	-	10,000
Pursuant to a private placement
	- at $0.05	5,304,000	265,200	-	-	-	-	(211,200)	(30,000)	-	24,000
Less: issue costs		-	(7,112)	-	-	-	-	-	-	-	(7,112)
	- at $0.15	200,001	30,000	-	-	-	-	-	-	-	30,000
	- at $0.20	925,000	185,000	-	-	-	-	-	-	-	185,000
	-at $0.24	3,061,800	734,832	-	-	-	-	-	(734,832)	-	-
Dividends		-	-	-	-	-	-	-	-	(39,442)	(39,442)
Common share subscriptions		-	-	-	-	-	-	55,000	-	-	55,000
Net loss for the year		-	-	-	-	-	-	-	-	(1,489,819)	(1,489,819)

Balance, February 28, 2006		42,225,811	11,580,664	343,050	343,048	62,529	(585,000)	76,000	(772,332)	(11,846,716)	(1,141,807)

…/cont’d

SEE ACCOMPANYING NOTES

Continued

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended May 31, 2006
(Stated in US Dollars)
(Unaudited )

	Common Stock		Preferred Stock			Promissory	Common
	Issued		Issued		Paid-in	Note	Stock	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	Receivable	Deficit	Total

Balance, February 28, 2006	42,225,811	11,580,664	343,050	343,048	62,529	(585,000)	76,000	(772,332)	(11,846,716)	(1,141,807)
Pursuant to a private placement
- at $0.20	250,000	50,000	-	-	-	-	(40,000)	-	-	10,000
Pursuant to the exercise of warrants
- at $0.15	50,000	7,500	-	-	-	-	(7,500)	-	-	-
Common share subscriptions	-	-	-	-	-	-	202,500	(92,500)	-	110,000
Dividends	-	-	-	-	-	-	-	-	(8,576)	(8,576)
Net loss for the period	-	-	-	-	-	-	-	-	(136,582)	(136,582)

Balance, May 31, 2006	42,525,811	$11,638,164	343,050	$343,048	$62,529	$(585,000)	$231,000	$(864,832)	$(11,991,874)	$(1,166,965)

SEE ACCOMPANYING NOTES

Schedule 1

SENSE TECHNOLOGIES INC.
SCHEDULE OF DIRECT COSTS
for the three months ended May 31, 2006 and 2005
(Stated in U.S. Dollars)
(Unaudited)

	2006	2005

Direct costs
Commissions	$5,000	$-
Cost of sales	9,515	1,904
Research and development	2,837	24,738

	$17,352	$26,641

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2006
(Stated in U.S. Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying three months to May 31, 2006 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2006.

Operating results for the three months ended May 31, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

Note 2	Common Stock

	a)	Escrow:

At May 31, 2006, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

	b)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2006
(Stated in U.S. Dollars) – Page 2
(Unaudited)

Note 2	Common Stock – (cont’d)

	b)	Commitments: - (cont’d)

	May 31, 2006		May 31, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding and exercisable at
beginning of period	350,000	$1.12	1,200,000	$1.53
Expired	(25,000)	$1.03	-	-

Outstanding and exercisable at end of
the period	325,000	$1.12	1,200,000	$1.53

At May 31, 2006, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date

50,000	$2.30	January 10, 2007
100,000	$0.75	September 26, 2007
150,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

325,000

Common Share Purchase Warrants

At May 31, 2006, the Company had 7,250,000 share purchase warrants outstanding. Each warrant entitles the holder the right to purchase one common as follows:

Number	Exercise Price	Expiry Date

3,750,000	$0.15	July 24, 2006
3,500,000	$0.15	November 4, 2006
7,250,000

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2006
(Stated in U.S. Dollars) – Page 3
(Unaudited)

Note 2	Common Stock – (cont’d)

	b)	Commitments: - (cont’d)

Common Stock Subscribed

As at May 31, 2006, the Company has received $131,000 in respect of private placements of 140,000 common shares at $0.15 per share and $60,000 in respect of private placements of 600,000 common shares at $0.10 per share. As at May 31, 2006, these shares had not been issued.

Note 3	Related Party Transactions

The Company incurred the following items with directors and companies with common directors and shareholders:

	Three months ended
	May 31,
	2006	2005

Accounting fees	$7,635	$-
Financing fee	$36,183	$-
Royalty expense	$-	$786

The above noted items were measured by the exchange amount which is the amount agreed upon by the transacting parties.

As at May 31, 2006, included in accounts payable is $14,533 (February 28, 2006: $5,413) owing to an accounting firm in which a director of the Company is a partner and a shareholder with respect to unpaid fees and expenses, $480,000 (February 28, 2006: $480,000) owing to shareholders of the Company in respect of royalties payable and $50,992 (February 28, 2006: $50,992) owing to the former president of the Company in respect of unpaid wages.

Note 4	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. The following transaction was excluded from the statements of cash flows:

During the period ended May 31, 2005, the Company:

	i)	issued 5,494,852 common shares pursuant to agreements to convert 1,249,977 preferred shares valued at $1,249,977 and preferred share dividends payable of $154,021.

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2006
(Stated in U.S. Dollars) – Page 4
(Unaudited)

Note 5	Concentration of Credit Risk

For the three months ended May 31, 2006, one customer accounted for 65% of the Company’s sales revenue.

Note 6	Comparative Figures

Certain of the comparative figures for the three months ended May 31, 2005 have been reclassified to conform with the presentation in the current period.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended May 31, 2006 and May 31, 2005.

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

Results of Operations

For the period ended May 31, 2006 as compared to the period ended May 31, 2005.

Sales for the period ended May 31, 2006 were $59,897 as compared to $5,406 for the period ended May 31, 2005, which represents a 1007.97% increase. While the Company has been concentrating on producing its next-generation Guardian Alert® and product launch of the ScopeOut® product, small sales have been occurring.

Direct costs for the period ended May 31, 2006 were $17,352 as compared to $26,641 for the period ended May 31, 2005, which represents a 34.86% decrease. The Company realized a positive gross margin contribution of $42,545 for the period ended May 31, 2006.

General and administrative expenses were $179,127 for the period ended May 31, 2006 as compared to $139,507 for the period ended May 31, 2005. The increase was partially attributable to an increase in costs necessary in launching the ScopeOut® products.

Liquidity and Capital Resources

At May 31, 2006 and 2005, the Company had cash and cash equivalents on hand of $0. During the period ended May 31, 2006, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At May 31, 2006, we had a working capital deficit of $1,398,513 compared to a working capital deficit of $1,002,767 at May 31, 2005. The increase of the working capital deficit is largely due to the write off of Guardian alert ® inventory products and components as required by the Company’s auditors.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also acting in the capacity as principal accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended May 31, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1 – Certification

Exhibit 32.1 – Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 20, 2006	SENSE TECHNOLOGIES INC.
(Registrant)

	By:	/s/ Bruce Schreiner
Bruce Schreiner, President