Form 10QSB
period 2006-08-31
SENSE TECHNOLOGIES INC
filed 2006-10-20
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

(308) 381-1355
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). YES [   ] NO [X]

The number of outstanding shares of the issuer’s common stock at October 18, 2006 was 43,575,551 shares.

Transitional Small Business Disclosure Format: YES [   ] NO [X]

SENSE TECHNOLOGIES INC.

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

August 31, 2006

(Stated in U.S. Dollars)

(Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEET
August 31, 2006 and February 28, 2006
(Stated in U.S. Dollars)
(Unaudited)

	August 31,	February 28
	2006	2006

ASSETS

Current
Cash	$-	$9,220
Accounts receivable	46,216	7,449
Inventory	139,070	130,687
Deferred financing costs	3,542	-
Prepaids	41,429	17,526

	230,257	164,882
Deposit	15,699	15,699
Equipment	49,526	54,899
Intangible assets	195,636	163,636

	$491,118	$399,116

LIABILITIES

Current
Bank indebtedness	$24,436	$-
Accounts payable and accrued liabilities – Note 3	893,228	810,610
Advances payable	73,050	30,875
Promissory note payable	75,000	-
Dividends payable – Note 8	132,143	114,991
Convertible promissory notes payable	584,447	584,447

	1,782,304	1,540,923

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at the option of the
Company at $1 per share, convertible into common stock at $0.29 for each preferred share, cumulative dividends payable at the annual rate of $0.10 per share, 20,000,000 shares authorized, 343,050 shares issued at August 31, 2006
(February 28, 2006: 343,050) – Note 8	343,048	343,048
Common stock, without par value, 100,000,000 shares authorized, 42,525,811
issued at August 31, 2006 (February 28, 2006: 42,225,811) - Note 2	11,748,164	11,580,664
Common stock subscribed	106,000	76,000
Promissory note receivable	(585,000)	(585,000)
Subscriptions receivable	(764,832)	(772,332)
Additional paid-in capital	62,529	62,529
Deficit	(12,201,095)	(11,846,716)

	(1,291,186)	(1,141,807)

	$491,118	$399,116

Commitment – Note 6
Subsequent Event – Note 8

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF LOSS
for the three and six months ended August 31, 2006 and 2005
(Stated in U.S. Dollars)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2006	2005	2006	2005

Sales	$17,992	$10,225	$77,889	$15,631
Direct costs	7,559	5,623	19,911	11,538

Gross margin	10,433	4,602	57,978	4,093

Expenses
Advertising and marketing	42,725	17,144	67,342	54,415
Amortization	2,687	2,499	5,373	4,997
Bad debts	896	833	896	6,756
Consulting fees	53,803	1,675	79,324	1,675
Contract labour	7,656	-	15,987	-
Filing fees	420	(1,320)	1,379	1,327
Financing fees – Note 3	6,717	4,000	42,900	4,000
Insurance	13,134	12,871	27,525	27,006
Interest and bank charges	2,735	3,901	8,301	5,259
Interest on convertible promissory notes
– Note 3	16,786	16,106	30,581	31,121
Legal and accounting – Note 3	26,467	36,156	49,164	71,959
Office and miscellaneous	8,123	5,403	14,198	12,278
Rent	15,827	454	31,653	1,031
Shareholder information and printing	1,215	13,326	2,673	18,973
Telephone and utilities	1,346	119	2,579	330
Transfer agent fees	7,346	4,722	7,346	4,722
Travel and automobile	3,195	1,265	7,984	5,701

	211,078	119,154	395,205	251,550

Loss before other items	(200,645)	(114,552)	(337,227)	(247,457)

Other items:
Interest income	13,163	13,163	26,326	26,326
Provision for accrued interest receivable	(13,163)	(13,163)	(26,326)	(26,326)

Net loss for the period	$(200,465)	$(114,552)	$(337,227)	$(247,457)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding	36,586,056	28,046,212	36,546,654	20,071,386

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended August 31, 2006 and 2005
(Stated in U.S. Dollars)
(Unaudited)

	2006	2005

Operating Activities
Net loss for the period	$(337,227)	$(247,457)
Add items not involving cash:
Common shares issued for advertising and
consulting services	-	5,000
Common shares issued for a loan fee	-	4,000
Amortization	5,373	4,997
Changes in non-cash working capital balances
related to operations:
Accounts receivable	(38,767)	9,098
Inventory	(8,383)	(101,397)
Deferred financing costs	(3,542)	-
Prepaids	(23,903)	(23,932)
Accounts payable	82,618	26,187
Advances payable	42,175	67,800
Promissory note payable	75,000	(22,854)
License fee payable	-	(37,500)

Net cash used in operations	(206,656)	(316,058)

Investing Activities
Patent cost	(32,000)	(3,999)

Net cash used in investing activities	(32,000)	(3,999)

Financing Activities
Subscriptions receivable	-	(53,000)
Dividends	-	22,289
Bank indebtedness	24,436	55,856
Common shares issued for cash	120,000	85,888
Common shares subscribed	85,000	100,000

Net cash provided by financing activities	229,436	211,033

Decrease in cash during the period	(9,220)	(131,313)

Cash, beginning of period	9,220	131,313

Cash, end of period	$-	$-

Non-cash Transactions – Note 4

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended August 31, 2006
(Stated in U.S. Dollars)
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

…/cont’d

SEE ACCOMPANYING NOTES

Continued
SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended August 31, 2006
(Stated in US Dollars)
(Unaudited)

	Common Stock		Preferred Stock			Promissory	Common
	Issued		Issued		Paid-in	Note	Stock	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	Receivable	Deficit	Total

Balance, February 28, 2006	42,225,811	11,580,664	343,050	343,048	62,529	(585,000)	76,000	(772,332)	(11,846,716)	(1,141,807)
Pursuant to a private placement
- at $0.10	600,000	60,000	-	-	-	-	-	-	-	60,000
- at $0.20	250,000	50,000	-	-	-	-	(40,000)	-	-	10,000
Pursuant to the exercise of warrants
- at $0.15	383,333	57,500	-	-	-	-	(7,500)	-	-	50,000
Common share subscriptions	-	-	-	-	-	-	77,500	7,500	-	85,000
Dividends	-	-	-	-	-	-	-	-	(17,152)	(17,152)
Net loss for the period	-	-	-	-	-	-	-	-	(337,227)	(337,227)

Balance, August 31, 2006	42,525,811	$11,638,164	343,050	$343,048	$62,529	$(585,000)	$106,000	$(764,832)	$(12,201,095)	$(1,291,186)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2006
(Stated in U.S. Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying six months to August 31, 2006 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2006.

Operating results for the six months ended August 31, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

Note 2	Common Stock

a)	Escrow:

At August 31, 2006, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

b)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

Sense Technologies Inc.
Notes to the Interim Financial Statements
August 31, 2006
(Stated in U.S. Dollars) – Page 2
(Unaudited)

Note 2	Common Stock – (cont’d)

b)	Commitments: - (cont’d)

	August 31, 2006		August 31, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at
beginning of period	350,000	$1.12	1,200,000	$1.53
Expired	(25,000)	$1.03	(325,000)	$1.03

Outstanding and exercisable at end of
the period	325,000	$1.12	875,000	$1.72

At August 31, 2006, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date

50,000	$2.30	January 10, 2007
100,000	$0.75	September 26, 2007
150,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

325,000

Common Share Purchase Warrants

At August 31, 2006, the Company had 3,500,000 share purchase warrants outstanding. Each warrant entitles the holder the right to purchase one common as follows:

Number	Exercise Price	Expiry Date
3,500,000	$0.15	November 4, 2006

Sense Technologies Inc.
Notes to the Interim Financial Statements
August 31, 2006
(Stated in U.S. Dollars) – Page 3
(Unaudited)

Note 2	Common Stock – (cont’d)

b)	Commitments: - (cont’d)

Common Stock Subscribed

As at August 31, 2006, the Company has received $21,000 in respect of private placements of 140,000 common shares at $0.15 per share and $85,000 in respect of private placements of 850,000 common shares at $0.10 per share. As at August 31, 2006, these shares had not been issued.

Note 3	Related Party Transactions

The Company incurred the following items with directors and companies with common directors and shareholders:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2006	2005	2006	2005

Accounting fees	$2,670	$4,360	$10,305	$11,780
Financing fee	$-	$-	37,067	$-
Interest	$5,833	$-	$5,833	$-

As at August 31, 2006, included in accounts payable is $17,398 (February 28, 2006: $5,413) owing to an accounting firm in which a director of the Company is a partner and a director with respect to unpaid fees and expenses, $480,000 (February 28, 2006: $480,000) owing to shareholders of the Company in respect of royalties payable and $50,992 (February 28, 2006: $50,992) owing to the former president of the Company in respect of unpaid wages.

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

Sense Technologies Inc.
Notes to the Interim Financial Statements
August 31, 2006
(Stated in U.S. Dollars) – Page 4
(Unaudited)

Note 4	Non-cash Transactions – (cont’d)

ii)	issued 25,000 common shares at $0.20 per share for a total of $5,000 in exchange for consulting services.

iii)	issued 80,000 common shares at $0.05 per share for a total of $4,000 pursuant to an agreement to issue shares as a fee for a loan.

Note 5	Concentration of Credit Risk

For the six months ended August 31, 2006, one customer accounted for 38% of the Company’s sales revenue.

Note 6	Commitment

By agreement dated August 21, 2006, the Company granted the right to purchase (“Right to Purchase”) 2,000,000 common shares at $0.10 per share for a period of two years in exchange for consulting services. Upon full or partial exercise of the Right to Purchase, the shares would be released subject to the completion of the following milestones:

-	500,000 common shares if the Company’s products are demonstrated to a Domestic Tier 1 manufacturer;

-	an additional 500,000 common shares if the Company’s products are demonstrated to a foreign manufacturer;

-	an additional 500,000 common shares if a meeting with a member or members of the US Congress is convened for the purpose of discussing vehicular back-up accidents and potential countermeasures;

-	an additional 500,000 common shares if a meeting is convened with any US Congress Transportation Committee member for the purpose of discussing vehicular back- accidents and potential countermeasures.

Note 7	Comparative Figures

Certain of the comparative figures for the six months ended August 31, 2005 have been reclassified to conform with the presentation used in the current period.

Note 8	Subsequent Event

Subsequent to August 31, 2006, the Company issued 116,407 common shares at $0.29 per share for a total of $33,758 pursuant to the conversion of 27,134 preferred shares valued at $27,134 and accrued dividends of $6,624.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended August 31, 2006 and August 31, 2005.

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

Results of Operations

For the period ended August 31, 2006 as compared to the period ended August 31, 2005.

Sales for the period ended August 31, 2006 were $77,889, a 398 percent increase over the period ended August 31, 2005. The Company has been concentrating on the wholesale and retail launch of its ScopeOut® products.

Direct costs were $19,911, a 73 percent increase over the period ended August 31, 2005. The Company realized a positive gross margin contribution of $57,978.

General and administrative expenses were $395,205 for the period ended August 31, 2006 as compared to $251,550 for the period ended August 31, 2005. The increase was partially attributable to extra costs incurred in preparation of launching the ScopeOut® products into the wholesale and retail marketplace.

Liquidity and Capital Resources

At August 31, 2006, the Company had a cash and cash equivalents on hand deficit of $24,436 compared to a deficit of $55,856 at August 31, 2005. During the period ended August 31, 2006, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At August 31, 2006, we had a working capital deficit of $1,552,047 compared to a working capital deficit of $969,671 at August 31, 2005. The increase in working capital deficit is largely due to the write off of Guardian Alert® inventory products and components as required by the Company's auditors.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also acting in the capacity as principal accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended August 31, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of the holders of Common Shares of the Company held on August 18, 2006, the shareholders voted on the following matters:

1.	Election of Directors. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:

Bruce E. Schreiner
          For: 1,999,054
          Withheld: 2,000

James R. Iman
          For: 1,999,054
          Withheld: 2,000

Cynthia L. Schroeder
          For: 1,999,054
          Withheld: 2,000

2.	Appointment of Auditors. The shareholders approved the reappointment of Amisano Hanson, Chartered Accountants, as auditor of the Company until the next annual general shareholder meeting.

          For: 2,000,054
          Withheld: 1,000

Item 6. Exhibits

1.	Exhibit 31.1 – Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

2.	Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15a-14(b) of the U.S. Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 20, 2006	SENSE TECHNOLOGIES INC.

	By:	/s/ Bruce E. Schreiner
Bruce E. Schreiner
President