Form 10QSB
period 2006-11-30
SENSE TECHNOLOGIES INC
filed 2007-01-19
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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
YES [   ] NO [X]

The number of outstanding shares of the issuer’s common stock at November 30, 2006 was 45,575,551 shares.

Transitional Small Business Disclosure Format: YES [   ] NO [X]

SENSE TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

November 30, 2006

(Stated in U.S. Dollars)

 (Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEET
November 30, 2006 and February 28, 2006
(Stated in U.S. Dollars)
(Unaudited)

	November 30,	February 28,
	2006	2006
ASSETS

Current
Cash	$5,614	$9,220
Accounts receivable	4,108	7,449
Inventory	143,320	130,687
Prepaids	23,134	17,526

	176,176	164,882
Deposit	20,350	15,699
Equipment	46,840	54,899
Intangible assets	195,636	163,636

	$439,002	$399,116

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 3	$909,556	$810,610
Advances payable	94,850	30,875
Promissory note payable	105,000	-
Dividends payable	140,767	114,991
Convertible promissory notes payable	584,447	584,447

	1,834,620	1,540,923

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at the option of the
Company at $1 per share, convertible into common stock at $0.29 for each preferred share, cumulative dividends payable at the annual rate of $0.10 per share, 20,000,000 shares authorized, 309,292 shares issued at
November 30, 2006 (February 28, 2006: 343,050)	309,290	343,048
Common stock, without par value, 100,000,000 shares authorized,
45,575,551 issued at November 30, 2006 (February 28, 2006: 42,225,811)	12,362,142	11,580,664
- Note 2
Common stock subscribed	215,500	76,000
Promissory note receivable	(585,000)	(585,000)
Subscriptions receivable	(934,832)	(772,332)
Additional paid-in capital	62,529	62,529
Deficit	(12,825,247)	(11,846,716)

	(1,395,618)	(1,141,807)

	$439,002	$399,116

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF LOSS
for the three and nine months ended November 30, 2006 and 2005
(Stated in U.S. Dollars)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2006	2005	2006	2005

Sales	$16,616	$7,128	$94,505	$22,759
Direct costs – Note 3	16,756	44,074	36,667	55,612

Gross margin	(140)	(36,946)	57,838	(32,853)

Expenses
Advertising and marketing	16,140	53,275	83,482	107,690
Amortization	2,686	2,765	8,059	7,762
Bad debts (recovered)	30,249	(9,817)	31,145	(3,061)
Consulting fees	452,730	173,622	532,054	175,297
Contract labour	3,682	-	19,669	-
Filing fees	687	561	2,066	1,888
Financing fees – Note 3	4,713	-	47,613	-
Insurance	13,636	13,361	41,161	40,367
Interest and bank charges	1,931	344	10,232	5,603
Interest on convertible promissory notes
– Note 3	15,769	15,447	46,350	46,568
Legal and accounting – Note 3	29,004	36,488	78,168	108,447
Office and miscellaneous	3,696	16,965	17,894	29,243
Rent	16,212	12,933	47,865	13,964
Shareholder information and printing	-	3,358	2,673	22,331
Telephone and utilities	1,772	1,407	4,351	1,737
Transfer agent fees	2,552	3,433	9,898	8,155
Travel and automobile	19,929	6,549	27,913	12,250

	615,388	330,691	1,010,593	578,241

Loss before other items	(615,528)	(367,637)	(952,755)	(611,094)

Other items:
Loan fee	-	-	-	(4,000)
Interest income	13,163	13,162	39,489	39,488
Provision for accrued interest receivable	(13,163)	(13,162)	(39,489)	(39,488)

Net loss for the period	$(615,528)	$(367,637)	$(952,755)	$(615,094)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares
outstanding	38,170,273	35,995,666	37,116,518	31,482,246

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended Nobember 30, 2006 and 2005
(Stated in U.S. Dollars)
(Unaudited)

	2006	2005

Operating Activities
Net loss for the period	$(952,755)	$(615,094)
Add items not involving cash:
Common shares issued for consulting services	380,220	170,000
Common shares issued for a loan fee	-	4,000
Amortization	8,059	7,762
Changes in non-cash working capital balances
related to operations:
Accounts receivable	3,341	8,153
Inventory	(12,633)	(303,077)
Prepaids	(5,608)	(30,923)
Deposit	(4,651)	-
Accounts payable	98,946	(17,596)
Advances payable	63,975	(24,100)
Promissory note payable	105,000	(33,092)
License fee payable	-	(56,250)
Dividends payable	-	30,866

Net cash used in operations	(316,106)	(859,351)

Investing Activities
Acquisition of equipment and furniture	-	(10,657)
Patent cost	(32,000)	(4,587)

Net cash used in investing activities	(32,000)	(15,244)

Financing Activities
Subscriptions receivable	37,500	(37,500)
Dividends	-	(30,866)
Common shares issued for cash	167,500	352,588
Common shares subscribed	139,500	480,800

Net cash provided by financing activities	344,500	765,022

Decrease in cash during the period	(3,606)	(109,573)

Cash, beginning of period	9,220	131,313

Cash, end of period	$5,614	$21,740

Non-cash Transactions – Note 4

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended November 30, 2006
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

SEE ACCOMPANYING NOTES

Continued

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended November 30, 2006
(Stated in US Dollars)
(Unaudited )

	Common Stock		Preferred Stock			Promissory	Common
	Issued		Issued		Paid-in	Note	Stock	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	Receivable	Deficit	Total

Balance, February 28, 2006	42,225,811	11,580,664	343,050	343,048	62,529	(585,000)	76,000	(772,332)	(11,846,716)	(1,141,807)
Pursuant to a private placement
- at $0.10	600,000	60,000	-	-	-	-	109,500	-	-	169,500
- at $0.20	250,000	50,000	-	-	-	-	(40,000)	-	-	10,000
Pursuant to the exercise of warrants
- at $0.15	383,333	57,500	-	-	-	-	(7,500)	-	-	50,000
Pursuant to agreements to convert
preferred shares into common
shares - at $0.29	116,407	33,758	(33,758)	(33,758)	-	-	-	-	-	-
Common shares issued in exchange
for consulting services as per an
agreement for a right to purchase
common shares - at$0.19	2,000,000	380,220	-	-	-	-	-	-	-	380,220
Cash consideration thereon
- at $0.10	-	200,000	-	-	-	-	-	(200,000)	-	-
Common share subscriptions	-	-	-	-	-	-	77,500	37,500	-	115,000
Dividends	-	-	-	-	-	-	-	-	(25,776)	(25,776)
Net loss for the period	-	-	-	-	-	-	-	-	(952,755)	(952,755)

Balance, November 30, 2006	45,575,551	$12,362,142	309,292	$309,290	$62,529	$(585,000)	$215,500	$(934,832)	$(12,825,247)	$(1,395,618)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2006
(Stated in U.S. Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying nine months to November 30, 2006 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2006.

Operating results for the nine months ended November 30, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

Note 2	Common Stock

a)	Escrow:

At November 30, 2006, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

b)	Commitments:

Right-to-Purchase Common Shares

During the period ended November 30, 2006, the Company granted the right to purchase 2,000,000 common shares at $0.10 per share for a period of two years in exchange for consulting services subject to completion of certain milestone achievements.

This Right-to-Purchase, accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-based Payments”, was valued at $380,220 using the Black-Scholes fair value pricing model with the following assumptions:

Sense Technologies Inc.
Notes to the Interim Financial Statements
November 30, 2006
(Stated in U.S. Dollars) – Page 2
(Unaudited)

Note 2	Common Stock – (cont’d)

b)	Commitments: – (cont’d)

Volatility	174.49%
Expected life	2 years
Dividend yield	0.00%
Risk-free interest rate	3.91%

During the period ended November 30, 2006, the milestones were achieved and the right to purchase the 2,000,000 common shares was fully exercised.

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

	November 30, 2006		November 30, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at
beginning of period	350,000	$1.12	1,200,000	$1.53
Expired	(25,000)	$1.03	(325,000)	$1.03

Outstanding and exercisable at end of
the period	325,000	$1.12	875,000	$1.72

At November 30, 2006, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date

50,000	$2.30	January 10, 2007
100,000	$0.75	September 26, 2007
150,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

325,000

Sense Technologies Inc.
Notes to the Interim Financial Statements
November 30, 2006
(Stated in U.S. Dollars) – Page 3
(Unaudited)

Note 2	Common Stock – (cont’d)

b)	Commitments: – (cont’d) Common Share Purchase Warrants

		Exercise
	Number	Price	Expiry Date

Balance, beginning of
period	3,500,000	$0.15	November 4, 2006
Less: expired	(3,500,000)

Balance, end of period	-

Common Stock Subscribed

As at November 30, 2006, the Company has received $21,000 in respect of private placements of 140,000 common shares at $0.15 per share and $194,500 in respect of private placements of 1,945,000 common shares at $0.10 per share. As at November 30, 2006, these shares had not been issued.

Note 3	Related Party Transactions

The Company incurred the following items with directors and companies with common directors and shareholders:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2006	2005	2006	2005

Accounting fees	$-	$13,220	$10,305	$25,000
Financing fee	$-	$-	$37,067	$-
Interest	$4,713	$-	$10,546	$-
Direct costs - research and
development	$-	$35,000	$-	$35,000

As at November 30, 2006, included in accounts payable is $17,534 (February 28, 2006: $5,413) owing to an accounting firm in which a director of the Company is a partner and the same director with respect to unpaid fees and expenses, $17,500 (February 28, 2006: $Nil) owing to a company controlled by a director, $480,000 (February 28, 2006: $480,000) owing to shareholders of the Company in respect of royalties payable and $50,992 (February 28, 2006: $50,992) owing to the former president of the Company in respect of unpaid wages.

Sense Technologies Inc.
Notes to the Interim Financial Statements
November 30, 2006
(Stated in U.S. Dollars) – Page 4
(Unaudited)

Note 4	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. The following transactions were excluded from the statements of cash flows:

During the period ended November 30, 2006:

i)	the Company issued 2,000,000 common shares at $0.19 per share for a total of $380,220 in exchange for consulting services.

ii)	the Company issued 116,407 common shares at $0.29 per common share for a total of $33,758 pursuant to an agreement to exchange preferred shares for common shares.

During the period ended November 30, 2005, the Company:

i)	issued 5,494,852 common shares pursuant to agreements to convert 1,249,977 preferred shares valued at $1,249,977 and preferred share dividends payable of $154,021.

ii)	issued 25,000 common shares at $0.20 per share for a total of $5,000 in exchange for consulting services.

iii)	issued 80,000 common shares at $0.05 per share for a total of $4,000 pursuant to an agreement to issue shares as a fee for a loan.

Note 5	Comparative Figures

Certain of the comparative figures for the nine months ended November 30, 2005 have been reclassified to conform with the presentation used in the current period.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended November 30, 2006 and November 30, 2005.

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

Results of Operations

For the period ended November 30, 2006 as compared to the period ended November 30, 2005.

Sales for the period ended November 30, 2006 were $94,505, a 315 percent increase over the period ended November 30, 2005. The Company has been concentrating on the wholesale and retail launch of its ScopeOut® products.

Direct costs were $36,667, a 34 percent decrease over the period ended November 30, 2005, which included $48,475 of expensed research and development costs. The Company realized a positive gross margin contribution of $57,838.

General and administrative expenses were $1,010,593 for the period ended November 30, 2006 as compared to $578,241 for the period ended November 30, 2005. The increase was partially attributable to extra costs incurred in preparation of launching the ScopeOut® products into the wholesale and retail marketplace.

Liquidity and Capital Resources

At November 30, 2006, the Company had cash and cash equivalents on hand of $5,614 compared to $21,740 at November 30, 2005. During the period ended November 30, 2006, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At November 30, 2006, we had a working capital deficit of $1,658,444 compared to a working capital deficit of $529,365 at November 30, 2005. The increase in working capital deficit is largely due to the write off of Guardian Alert® inventory products and components as required by the Company's auditors.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also acting in the capacity as principal accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

1.           On June 29, 2006, 333,333 shares were issued pursuant to the exercise of share purchase warrants. The warrants were exercised at $0.15 USD per share for aggregate proceeds to the Company of $50,000 USD. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

2.           On June 29, 2006, one investor under Rule 506 of Regulation D, subscribed for an aggregate of 100,000 common shares at a price of $0.10 USD per share for total proceeds to the Company of $10,000 USD. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

3.           On September 7, 2006, 116,407 shares were issued pursuant to the conversion of 27,134 Class “A” Preferred Shares and the subscription, under Rule 506 of Regulation D, equal to the amount of accrued dividends payable by the Company at $0.29 per share. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

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

Date: January 19, 2007	SENSE TECHNOLOGIES INC.

	By:	/s/ Bruce E. Schreiner
Bruce E. Schreiner
President