Form 10KSB
period 2007-02-28
SENSE TECHNOLOGIES INC
filed 2007-07-12
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

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
Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year: US$97,532

As of June 1, 2007, the aggregate market value of the voting common equity held by non-affiliates of the registrant was US$2,050,900, based on the closing trade reported on the NASD Over-the-Counter Bulletin Board quotation system. Shares of Common Stock held by each officer and director and by each person known to the issuer who owns 5% or more of the outstanding Common Stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of June 1, 2007, the Registrant’s outstanding common stock consisted of 45,575,551 shares.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

SENSE TECHNOLOGIES INC.

Form 10-KSB

Table of Contents

Part	Item No.

I	1	Description of Business

	2	Description of Property

	3	Legal Proceedings

	4	Submission of Matters to a Vote of Security Holders

II	5	Market for Common Equity and Related Stockholder Matters

	6	Management’s Discussion and Analysis or Plan of Operation

	7	Financial Statements

	8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	8A	Controls and Procedures

	8B	Other Information

III	9	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 61(a) of the Exchange Act

	10	Executive Compensation

	11	Security Ownership of Certain Beneficial Owners and Management

	12	Certain Relationships and Related Transactions

IV	13	Exhibits

	14	Principal Accountant Fees and Services

Signatures
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

Production of our ScopeOut® Product

All of our manufacturing and engineering is being out-sourced to a firm located in Phoenix, Arizona. The product is manufactured in China in order to reduce manufacturing costs. The ScopeOut® product is ready for immediate commercial production and sales.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2007.

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

The following table shows the high and low sales prices, in U.S. dollars, of our common stock on the OTCBB for each quarter within the last two fiscal years:

Quarter Ended	High	Low
February 28, 2007	$0.05	$0.05
November 30, 2006	$0.18	$0.18
August 31, 2006	$0.20	$0.20
May 31, 2006	$0.13	$0.13
February 28, 2006	$0.22	$0.22
November 30, 2005	$0.25	$0.20
August 31, 2005	$0.35	$0.35
May 31, 2005	$0.20	$0.15

The above sales prices were based on the closing trades reported on the NASD Over-the-Counter Bulletin Board quotation system and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 28, 2007, there were 330 shareholders of record holding 45,575,551 shares of our common stock.

Dividends

There are no dividend restrictions in the Company.

Recent Sales of Unregistered Securities

On April 11,2006, one investor under Rule 506 of Regulation D, subscribed for 50,000 common shares at a price of US$0.20 per share for total proceeds to the Company of US$10,000. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On June 29,2006, two investors under Rule 506 of Regulation D, subscribed for 600,000 common shares at a price of US$0.10 per share for total proceeds to the Company of US$60,000. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On September 7, 2006, we issued 116,407 common shares to one investor pursuant to the conversion of 27,134 Class “A” Preferred Shares and the subscription, under Rule 506 of Regulation D, equal to the amount of accrued dividends payable by the Company at $0.10 per share. The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

In the year ended February 28, 2007, we issued a total of 523,333 shares pursuant to the exercise of previously issued common share purchase warrants. The warrants were exercised at $0.15 per share for aggregate proceeds to the Company of $78,500. The warrants were issued under Rule 506 of Regulation D and the shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the period ended February 28, 2007 and February 28, 2006.

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

Results of Operations

For the period ended February 28, 2007 as compared to the period ended February 28, 2006.

Sales for the period ended February 28, 2007 were $97,532, a 30 percent increase over the period ended February 28, 2006. This difference is mainly due to some increasing demand for the Guardian Alert® product.

Direct costs were $143,825, an 82 percent decrease from the period ended February 28, 2006. They Company realized a positive gross margin contribution of $91,776 on sales less cost of sales and manufacturing expenses. Research and Development costs of $9,762, and minimum royalties on ScopeOut® products of $60,000 have also been charged in Direct Costs. Additionally, as required by the Company's outside auditors, $68,307 of ScopeOut® inventory products have been written off due to slow sales.

General and administrative expenses were $1,182,076 for the period ended February 28, 2007 as compared to $761,355 for the period ended February 28, 2006. The increase was primarily attributable to increased costs necessary to test market and launch the ScopeOut® product lines.

Liquidity and Capital Resources

At February 28, 2007, the Company had cash and cash equivalents on hand of negative $8,965 compared with $9,220 at February 28, 2006. During the period ended February 28, 2007, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At February 28, 2007, we had a working capital deficit of $1,654,970 compared to a working capital deficit of $1,376,041 at February 28, 2006. The reduction of working capital is largely due to the write off of ScopeOut® inventory products.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Item 7. Financial Statements

The Company’s audited financial statements for the fiscal year ended February 28, 2007 are attached to this report following the signature page and Certifications.

Item 8. Changes In and Disagreements with Accountants and Financial Disclosure

None

Item 8A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also acting in the capacity as principal accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of a time within 60 days prior to February 28, 2007. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the year ended February 28, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In connection with this annual report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended February 28, 2007.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names, ages, and business experience for at least the past five years and positions of the directors and executive officers of the Company as of June 1, 2007, are as follows. The Company’s board of directors consists of three directors. All directors serve until the next annual meeting of the Company’s stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

Name	Age	Position	Position Held Since
Bruce E. Schreiner	52	Director, President, CEO, & CFO	August 10, 1993
Cynthia L. Schroeder	47	Director	June 8, 2000
James R. Iman	62	Director	June 21, 2004
James N. Morton	61	Secretary	From June 18, 2004 to April 23, 2007

Biographical Information Concerning Directors and Executive Officers

BRUCE E. SCHREINER, Director, President, CEO, and CFO. Mr. Schreiner was appointed as a director of Sense on August 10, 1993 and has been the President and Chief Executive Officer of Sense since March 4, 2004. Mr. Schreiner is a certified public accountant and has been a partner in Schroeder & Schreiner, P.C., a certified public accounting firm since 1991.

CYNTHIA L. SCHROEDER, Director. Ms. Schroeder was appointed as a director of Sense on June 8, 2000. From 1987 to the present, Ms. Schroeder has been the Senior Vice President and Chief Financial Officer of Mosaic located in Omaha, Nebraska.

JAMES R. IMAN, Director. Mr. Iman was appointed as a director of Sense on June 21, 2004. Mr. Iman is currently associated with Corporate Finance Consulting Services of Fort Worth, Texas.

JAMES N. MORTON, Secretary. Mr. Morton ceased being the Secretary of Sense on April 23, 2007.

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

To Sense's knowledge, based solely on a review of the copies of Forms 3 and 4, as amended furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, Sense believes that during the year ended February 28, 2007, its Directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements of the Securities Exchange Act of 1934.

Code of Ethics

The Company has not adopted a code of ethics, however, it intends to do so in connection with any expansion of its management.

Corporate Governance

The Board of Directors has established an Audit Committee and a Compensation Committee. The Board of Directors has no standing nominating committee. Each of the Audit and Compensation Committees is responsible to the full Board of Directors. The functions performed by these committees are summarized below:

Audit Committee. The Audit Committee considers the selection and retention of independent auditors and reviews the scope and results of the audit. In addition, it reviews the adequacy of internal accounting, financial and operating controls and reviews Sense's financial reporting compliance procedures. The members of the Audit Committee are Cynthia Schroeder, James R. Iman and Bruce Schreiner.

In the course of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended February 28, 2007; (2) received a report from Amisano Hanson, Chartered Accountants, our independent auditors, on the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees”; (3) received the written disclosures and the letter from the auditors required by Independence Standards Board Statement No. 1, “Independence Discussions with Audit Committee”; and (4) considered whether the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Based on the foregoing review and discussions, the board has concluded that the audited financial statements should be included in our Annual Report on Form 10-KSB for the year ended February 28, 2007 filed with the SEC.

Compensation Committee. The Compensation Committee reviews and approves the compensation of Sense's officers, reviews and administers Sense's stock option plans for employees and makes recommendations to the Board of Directors regarding such matters. The functions of the Compensation Committee are performed by the Board of Directors. The members of the Compensation Committee are Cynthia L. Schroeder and James R. Iman. Nominating Committee. No Nominating Committee has been appointed. Nominations of directors are made by the board of directors. The Directors are of the view that the present management structure does not warrant the appointment of a Nominating Committee.

Item 10. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth all information concerning the total compensation of Sense’s president, chief executive officer, chief financial officer, and the three other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to Golden Queen in all capacities for the year ended February 28, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compens- ation ($)	Total ($)
Bruce Schreiner, President, Chief Executive Officer, Chief Financial Officer	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

There were no stock options granted during the Company’s fiscal year ended February 28, 2007.

AGGREGATED OPTION/SAR EXERCISES DURING THE MOST RECENTLY COMPLETED
FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES

There were no stock options exercised during the Company’s fiscal year ended February 28, 2007.

TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS

There are currently no employment contracts in place with the Directors and Officers of Sense other than the standard employment agreements used for all employees.

COMPENSATION OF DIRECTORS

There are no standard arrangements pursuant to which directors of Sense are compensated for services provided as a Director or members of committees of the Board of Directors. The Directors of Sense did not receive any compensation for the year ended February 28, 2007 for services provided as a Director or member of a committee of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information respecting our compensation plans as at February 28, 2007 under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	275,000	$.91	1,725,000
Equity compensation plans not approved by security holders	Nil	N/A	N/A
Total	275,000	$.91	1,725,000

On June 1, 2007 there were 45,575,551 shares of our common stock (the "Common Stock"), issued and outstanding, each share carrying the right to one vote, and 309,290 Class “A” Preferred Shares. The Class “A” Preferred Shares are non-voting.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 1, 2007, by

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Percent of Class [2]
Steve Sommers[3] 21018 Buckskin Trail Elkhorn, NE 68022	3,386,067 [3]	7.43%
First Americans Insurance Service Inc. 2621 West Highway 30 Grand Island, NE 68803	2,700,000	5.93%
Bruce E. Schreiner, Director 3535 Grassridge Drive Grand Island, Nebraska 68803	1,184,838	2.60%
Cynthia L. Schroeder, Director 15409 Garfield Omaha, Nebraska 68144	49,722	0.10%

James Iman, Director 2601 Ridgmar Plaza Suite 201 Fort Worth TX 76116	150,000	0.33%
All directors and officers as a group (3 persons)	1,384,560	3.04%

[1]	Based upon information furnished to Sense by either the Directors, Executive Officers or beneficial holders, or obtained from the stock transfer agent of Sense, or obtained from insider reports.

[2]

Based upon a total of 45,575,551 shares of common stock currently issued and outstanding, and includes in each case any stock underlying immediately exerciseable stock options granted to each person listed.

[3]	Includes 3,175,117 shares held by SFS Resources Inc., an entity in which Steve Sommers is a controlling shareholder; and 100,000 shares held by Steven Sommers II Investments LLC.

Item 12. Certain Relationships and Related Transactions

Transactions with management and others

We have not entered into any transactions with related persons for the year ended February 28, 2007.

Item 13. EXHIBITS

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	The Articles of Continuance	Incorporated by reference as Exhibit 3.1 to the Company’s Form 10-KSB, filed with the SEC on May 24, 2002 (“2002 Form 10-KSB”)

3.2	By-Laws	Incorporated by reference as Exhibit 3.2 to the 2002 Form 10- KSB

3.3	Articles of Amendment	Incorporated by reference to as Appendix A to the Company’s Schedule 14A – Definitive Proxy Statement, filed with the SEC on June 17, 2002 (“Schedule 14A”)

10.1	Amended Stock Option Agreement dated October 2, 2001 between Bruce E. Schreiner and the Company.	Incorporated by reference as Exhibit 10.1 to the 2002 Form 10-KSB

10.2	Two (2) Amended Stock Option Agreements both dated October 2, 2001 between Cynthia L. Schroeder and the Company.	Incorporated by reference as Exhibit 10.2 to the 2002 Form 10-KSB

10.3	2002 Stock Option Plan	Incorporated by reference as Appendix B to the 2002 Schedule 14A

10.4	License agreement with Palowmar Industries, LLC and Lowell Martinson, inventor respecting the ScopeOut® product.	Incorporated by reference as Exhibit 10.4 to the 2006 Form 10-KSB

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

Item 14. Principal Accountant Fees and Services

The fees for services provided by Amisano Hanson, Chartered Accountants, to us in each of the fiscal years ended February 29, 2006 and February 28, 2007 were as follows:

Fees	2006	2007
Audit fees	$22,275	$22,800
Audit related fees	$17,200	$18,425
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended February 28, 2007.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 11, 2007.

SENSE TECHNOLOGIES INC.

By:	/s/ Bruce E. Schreiner

Bruce E. Schreiner
President, Chief Executive Officer,
Chief Financial Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	Title:	Date:

/s/ Bruce E. Schreiner	Chief Executive Officer, President	July 11, 2007
Bruce E. Schreiner	Director and Chief Financial Officer

/s/ James R. Iman	Director	July 11, 2007
James R. Iman

/s/ Cynthia L. Schroeder	Director, Secretary	July 11, 2007
Cynthia L. Schroeder

SENSE TECHNOLOGIES INC.

REPORT AND FINANCIAL STATEMENTS

February 28, 2007 and 2006

(Stated in U.S. Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders,
Sense Technologies Inc.

We have audited the accompanying balance sheets of Sense Technologies Inc. as of February 28, 2007 and 2006 and the related statements of loss, shareholders’ deficiency and cash flows for the years ended February 28, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2007 and 2006 and the results of its operations and its cash flows for the years ended February 28, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in this regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
June 12, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

SENSE TECHNOLOGIES INC.
BALANCE SHEETS
February 28, 2007 and 2006
(Stated in U.S. Dollars)

	2007	2006

ASSETS

Current
Cash	$-	$9,220
Accounts receivable	-	7,449
Inventory	76,891	130,687
Prepaids	17,933	17,526

	94,824	164,882
Equipment – Note 3	44,409	54,899
Intangible assets – Note 4	196,109	163,636
Security deposit	15,699	15,699

	$351,041	$399,116

LIABILITIES

Current
Bank indebtedness	$8,965	$-
Accounts payable – Notes 5 and 11	910,520	810,610
Promissory note payable – Notes 7 and 10	75,000	-
Advances payable – Notes 6 and 11	30,900	30,875
Dividends payable – Note 9	139,962	114,991
Current portion of convertible promissory notes payable – Note 7	584,447	584,447

	1,749,794	1,540,923

STOCKHOLDERS’ DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share
20,000,000 shares authorized, 309,290 shares issued at February 28, 2007
(February 28, 2006: 343,050)	315,914	343,048
Common stock, without par value – Note 9
100,000,000 shares authorized, 45,575,551 issued at February 28, 2007
(February 28, 2006: 42,225,811)	12,362,142	11,580,664
Common stock subscribed – Note 9	440,500	76,000
Common stock receivable	(891,432)	(772,332)
Promissory note receivable – Note 10	(585,000)	(585,000)
Additional paid-in capital	62,529	62,529
Deficit	(13,103,406)	(11,846,716)

	(1,398,753)	(1,141,807)

	$351,041	$399,116

Nature and Continuance of Operations – Note 1
Commitments and Contractual Obligations – Notes 7, 9 and 13

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENTS OF LOSS
for the years ended February 28, 2007 and 2006
(Stated in U.S. Dollars)

	2007	2006

Sales	$97,532	$74,903

Direct costs – Schedule 1	143,825	808,460

	(46,293)	(733,557)

Expenses
Advertising and marketing	163,369	129,650
Bad debts (recovered)	32,325	(5,199)
Consulting fees – Note 9	478,855	197,548
Depreciation	10,746	11,090
Filing fees	15,871	8,176
Insurance	53,544	53,755
Interest and bank charges – Note 11	82,588	14,921
Interest on long-term debt	60,221	60,249
Legal, accounting and audit fees – Note 11	123,271	167,806
Loan fees	7,500	4,000
Office and miscellaneous	45,716	50,670
Rent	64,276	24,643
Repairs and maintenance	829	520
Shareholder information and printing	2,673	11,071
Telephone and utilities	5,493	3,201
Transfer agent fees	2,278	4,722
Travel	32,521	24,532

	1,182,076	761,355

Loss before other item	(1,228,369)	(1,494,912)

Other item:
Other income	3,274	5,093

Net loss for the year	$(1,225,095)	$(1,489,819)

Basic and diluted loss per share	$(0.03)	$(0.06)

Weighted average number of shares outstanding	37,730,205	27,337,373

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
for the years ended February 28, 2007 and 2006
(Stated in U.S. Dollars)

	2007	2006

Operating Activities
Net loss for the period	$(1,225,095)	$(1,489,819)
Add (deduct) items not involving cash:
Common shares issued for legal and consulting services	380,220	180,000
Common shares issued for a loan fee	-	4,000
Write-off of inventory	68,307	675,378
Depreciation	10,746	11,090
Changes in non-cash working capital balances related to operations:
Accounts receivable	7,449	10,898
Inventory	(14,511)	(228,780)
Prepaids	(407)	(19,833)
Accounts payable	99,910	36,059
Advances payable	25	(18,225)

Cash used in operating activities	(673,356)	(839,232)

Financing Activities
Bank indebtedness	8,965	-
Proceeds from issuance of common stock	155,900	780,888
Common stock subscriptions receivable	37,500	-
Promissory note payable	75,000	-
Note payable	-	(40,000)
License fee payable	-	(62,500)
Proceeds from common share subscriptions	419,500	55,000

Cash provided by financing activities	696,865	733,388

Investing Activities
Acquisition of equipment	(256)	(10,963)
Acquisition of intangible assets	(32,473)	(5,286)

Cash used in investing activities	(32,729)	(16,249)

Decrease in cash during the year	(9,220)	(122,093)

Cash, beginning of the year	9,220	131,313

Cash, end of the year	$-	$9,220

Supplementary cash flow information:
Cash paid for
Interest	$74,572	$117,139

Non-Cash Transactions – Note 13

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the years ended February 28, 2007 and 2006
(Stated in U.S. Dollars)

								Common
	Common Stock		Preferred Stock			Promissory	Common	Stock
	Issued		Issued		Paid-in	Note	Stock	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	Receivable	Deficit	Total

Balance, February 28, 2005	22,875,158	$8,228,246	1,593,027	1,593,025	62,529	(585,000)	232,200	-	(10,317,455)	(786,455)
Pursuant to agreements to convert
preferred shares into common shares
- at $0.29	4,310,085	1,249,977	(1,249,977)	(1,249,977)	-	-	-	-	-	-
Common share subscriptions
pursuant to the conversion of
preferred share dividends - at $0.13	1,184,767	154,021	-	-	-	-	-	-	-	154,021
Pursuant to the exercise of warrants
- at $0.15	3,710,000	556,500	-	-	-	-	-	(7,500)	-	549,000
Pursuant to an agreement to issue
shares for a loan fee - at $0.05	80,000	4,000	-	-	-	-	-	-	-	4,000
Pursuant to consulting services
- at $0.20	25,000	5,000	-	-	-	-	-	-	-	5,000
- at $0.33	500,000	165,000	-	-	-	-	-	-	-	165,000
Pursuant to legal services - at $0.20	50,000	10,000	-	-	-	-	-	-	-	10,000
Pursuant to a private placement
- at $0.05	5,304,000	265,200	-	-	-	-	(211,200)	(30,000)	-	24,000
- at $0.15	200,001	30,000	-	-	-	-	-	-	-	30,000
- at $0.20	925,000	185,000	-	-	-	-	-	-	-	185,000
- at $0.24	3,061,800	734,832	-	-	-	-	-	(734,832)	-	-
Less: issue costs	-	(7,112)	-	-	-	-	-	-	-	(7,112)
Dividends	-	-	-	-	-	-	-	-	(39,442)	(39,442)
Common share subscriptions	-	-	-	-	-	-	55,000	-	-	55,000
Net loss for the year	-	-	-	-	-	-	-	-	(1,489,819)	(1,489,819)

Balance, February 28, 2006	42,225,811	11,580,664	343,050	343,048	62,529	(585,000)	76,000	(772,332)	(11,846,716)	(1,141,807)

…cont’d

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Continued
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the years ended February 28, 2007 and 2006
(Stated in U.S. Dollars)

								Common
	Common Stock		Preferred Stock			Promissory	Common	Stock
	Issued		Issued		Paid-in	Note	Stock	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	Receivable	Deficit	Total

Balance, February 28, 2006	42,225,811	11,580,664	343,050	343,048	62,529	(585,000)	76,000	(772,332)	(11,846,716)	(1,141,807)
Pursuant to private placement
- at $0.10	600,000	60,000	-	-	-	-	-	-	-	60,000
- at $0.20	250,000	50,000	-	-	-	-	(40,000)	-	-	10,000
Pursuant to the exercise of warrants
- at $0.15	383,333	57,500	-	-	-	-	(15,000)	7,500	-	50,000
Pursuant to agreements to convert
preferred shares into common shares
- at $0.29	116,407	33,758	(27,134)	(27,134)	-	-	-	-	-	6,624
Common shares issued in exchange
for consulting services as per an
agreement for a right to purchase
common shares - at $0.19	2,000,000	380,220	-	-	-	-	-	-	-	380,220
Cash consideration thereon - at $0.10	-	200,000	-	-	-	-	-	(156,600)	-	43,400
Dividends	-	-	-	-	-	-	-	-	(31,595)	(31,595)
Common share subscriptions	-	-	-	-	-	-	419,500	30,000	-	449,500
Net loss for the year	-	-	-	-	-	-	-	-	(1,225,095)	(1,225,095)

Balance, February 28, 2007	45,575,551	$12,362,142	315,916	$315,914	$62,529	$(585,000)	$440,500	$(891,432)	$(13,103,406)	$(1,398,753)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Schedule 1
SCHEDULE OF DIRECT COSTS
for the years ended February 28, 2007 and 2006
(Stated in U.S. Dollars)

	2007	2006

Direct costs
Cost of sales	$5,756	$7,290
Manufacturing expenses	-	7,491
Research and development – Note 11	9,762	58,301
Royalties – Note 4	60,000	60,000
Write-off of inventory	68,307	675,378

	$143,825	$808,460

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2007 and 2006
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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $13,103,406 since its inception, has a working capital deficiency of $1,654,970 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

The Company was incorporated pursuant to the British Columbia Companies Act on May 25, 1988 as Graham Gold Mining Corporation. On October 27, 1997, the Company changed its name to Sense Technologies Inc. and on December 14, 2001, the Company was continued in the Yukon Territory, Canada.

The Company’s shares are publicly traded on the OTC–Bulletin Board under the symbol SNSG.OB

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

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 2

Note 2	Significant Accounting Policies – (cont’t)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Inventory

The Company’s inventory consists of finished goods and is recorded at cost. If appropriate, the Company’s inventory balances are adjusted to approximate the lower of manufacturing costs or market.

b)	Promissory Note Receivable

The promissory note receivable is carried at cost when there is no impairment in value. The note receivable, which is due from shareholders of the Company and bears no specific terms as to its collection, is accounted for as a separate component of stockholders’ equity as an effective dividend or capital withdrawal.

c)	Equipment

Equipment is recorded at cost. Depreciation is provided using the following rates:

Computer equipment	30% declining balance
Furniture and equipment	20% declining balance
Product moulds	7 years straight-line
Manufacturing equipment	30% declining balance

d)	Intangible Assets

The Company’s intangible assets are comprised of licenses fees and patent costs. The Company has adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”. In assessing the useful lives of its intangible assets, the Company has determined these assets to have indefinite useful lives. SFAS No. 142 requires that the Company annually perform an impairment analysis to assess the recoverability of the recorded balance of intangible assets. The provisions of the Statement indicate that the impairment test should be conducted more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit (as defined) below its carrying value.

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

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 3

Note 2	Significant Accounting Policies – (cont’d)

f)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely-than-not. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

g)	Basic Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128 “Earnings Per Share”. SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.

h)	Fair Market Value of Financial Instruments

The carrying value of bank indebtedness, accounts payable, advances payable, dividends payable and promissory notes payable approximate fair value because of the short maturity of those instruments. The carrying value of the promissory note receivable and convertible promissory notes payable also approximates their fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

i)	Revenue Recognition

Revenue is recognized when title to a product has transferred to a customer, delivery has occurred and collection is reasonably assured.

j)	Research and Development

Research and development costs are incurred in order to enhance the performance of the back- up obstacle detection/ collision warning system. These costs are expensed as incurred.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 4

Note 2	Significant Accounting Policies – (cont’d)

k)	Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 5

Note 2	Significant Accounting Policies – (cont’d)

k)	Recently Issued Accounting Pronouncements – (cont’d)

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 3	Equipment

		2007
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$38,297	$35,616	$2,681
Furniture and equipment	11,217	3,069	8,148
Product molds	41,454	11,844	29,610
Manufacturing equipment	27,136	23,166	3,970

	$118,104	$73,695	$44,409

		2006
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$38,297	$34,467	$3,830
Furniture and equipment	10,962	1,096	9,866
Product molds	41,454	5,922	35,532
Manufacturing equipment	27,136	21,465	5,671

	$117,849	$62,950	$54,899

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 6

Note 4	Intangible Assets

Intangible assets are comprised as follows:

Guardian Alert License Fee	2007	2006

Net carrying cost	$1	$1

Scope Out Mirror License

Cash	37,500	37,500
Issuance of 1,000,000 units – at $0.05	50,000	50,000
Promissory note payable	62,500	62,500

	150,000	150,000
Patent costs	46,108	13,636

	196,108	163,636

	$196,109	$163,637

Guardian Alert License

By an Assignment Agreement dated April 30, 1992 and amendments thereto dated May 27, 1992, July 14, 1992, April 5, 1993, August 13, 1993, March 10, 1997, May 29, 1997 and February 25, 1999 the Company has been assigned the right, title, interest and obligations in a License Agreement to manufacture, market and distribute a microwave radar collision avoidance device for motor vehicles. During the year ended February 28, 2005, the Company did not manufacture the minimum quantities required by the License Agreement and the Company lost the exclusivity it previously held.

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

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 7

Note 4	Intangible Assets – (cont’d)

Scope Out Mirror License – (cont’d)

During the year ended February 28, 2007, the Company accrued $60,000 (2006: $60,000) in respect of the royalty owed in respect of the Scope Out Mirror License agreement.

Note 5	Accounts Payable – Note 11

	2007	2006

Trade payables	$185,955	$144,342
Accrued fees	15,000	20,000
Accrued payroll	54,026	53,695
Accrued interest payable	96,485	32,218
Accrued royalties payable	540,000	540,000
Accrued taxes payable	19,054	19,355

	$910,520	$810,610

Note 6	Advances Payable – Note 11

Advances payable are unsecured, non-interest bearing and have no specific terms of repayment.

Note 7	Convertible Promissory Notes Payable

	2007	2006

Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal balance. As at February 28, 207, these notes were in arrears.	534,447	534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes have matured and the holders thereof have received default judgements against the Company.	50,000	50,000

	584,447	584,447
Less: current portion	(584,447)	(584,447)

	$-	$-

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 8

Note 8	Promissory Note Payable – Note 11

	2007	2006

Promissory note payable, unsecured, was non-interest bearing and due on October 4, 2006. Once in arrears, the promissory note payable commenced bearing interest on the overdue balance at the rate of 10% per annum.	$75,000	$-

Note 9	Common Stock

a)	Escrow:

At February 28, 2007, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

b)	Right-to-Purchase Common Shares

During the year ended February 28, 2007, the Company granted the right to purchase 2,000,000 common shares at $0.10 per share for a period of two years in exchange for consulting services subject to completion of certain milestone achievements.

This Right-to-Purchase, accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-based Payments”, and EITF 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, was valued at $380,220 using the Black- Scholes fair value pricing model based on historical share price with the following assumptions:

2007

Volatility	174.49%
Expected life	2 years
Dividend yield	0.00%
Risk-free interest rate	3.91%

c)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 9

Note 9	Common Stock – (cont’d)

c)	Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

	February 28, 2007
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding and exercisable at beginning of the year	350,000	$1.12
Expired	(75,000)	$1.88

Outstanding and exercisable at end of the year	275,000	$0.91

	February 28, 2006
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding and exercisable at beginning of the year	1,200,000	$1.52
Cancelled	(500,000)	$2.17
Expired	(350,000)	$1.03

Outstanding and exercisable at end of the year	350,000	$1.12

At February 28, 2007, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

100,000	$0.75	September 26, 2007
150,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

275,000

As at February 28, 2007, the Company has received $21,000 in respect of private placements of 140,000 common shares at $0.15 per share and $419,500 in respect of private placements of 4,195,000 common shares at $0.10 per share. As at February 28, 2007, these shares had not yet been issued.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 10

Note 9	Common Stock – (cont’d)

c)	Commitments: – (cont’d) Common Share Purchase Warrants

	February 28, 2007		February 28, 2006
		Exercise		Exercise
	Number	Price	Number	Price

Outstanding, beginning of the year	7,250,000	$0.15	8,940,000	$0.15
Issued	-	-	5,384,000	$0.15
Exercised	-	-	(3,710,000)	$0.15
Expired	(7,250,000)	$0.15	(3,364,000)	$0.15

Outstanding, end of the year	-	-	7,250,000	$0.15

Preferred Stock

Dividends on preferred stock are payable annually on July 31 of each year. During the year ended February 28, 2007, the Company accrued dividends payable of $31,595 (2006: $39,442).

Also, during the year ended February 28, 2007, the Company converted 27,134 preferred shares valued at $27,134 into common shares of the Company at the ratio of 3.448 common shares for each preferred share held for a total of 93,566 common shares. The Company also converted $6,624 of accrued preferred share dividends payable at the rate of 3.448 common shares for each $1 of accrued dividends payable outstanding for a total of 22,841 common shares.

Note 10	Promissory Note Receivable

The promissory note receivable in the principal amount of $585,000 (2006: $585,000) due from significant shareholders of the Company is due on demand, secured by a pledge of shares of a company owned by shareholders of the Company and bears interest at 9% per annum. The Company does not expect to demand payment within the next fiscal year.

Note 11	Related Party Transactions – Notes 7 and 9

The Company incurred the following charges with directors, shareholders and companies with common directors and shareholders:

	2007	2006

Interest expense	$64,594	$-
Research and development	$-	$35,000
Legal, accounting and audit fees	$10,305	$29,385

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 11

Note 11	Related Party Transactions – Notes 7 and 9 – (cot’d)

The above noted items were measured by the exchange amount which is the amount agreed upon by the transacting parties.

As at February 28, 2007, included in accounts payable is $36,343 (2006: $5,413) owing to a director of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (2006: $480,000) owing to shareholders of the Company in respect of royalties payable and $50,992 (2006: $50,992) owing to the former president of the Company in respect of unpaid wages.

At February 28, 2007, advances payable of $30,900 (2006: $30,895) are due to a company controlled by a director of the Company.

At February 28, 2007, promissory note payable of $75,000 (2006: $Nil) is due to a profit sharing and retirement plan administered by a director of the Company.

Note 12	Corporation Income Tax Loss Carryforwards

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	2007	2006

Deferred tax assets
Net operating loss carryforwards	$3,652,952	$3,243,442
Valuation allowance for deferred tax assets	(3,652,952)	(3,243,442)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of February 28, 2007, the Company has accumulated non-capital loss carryforwards of approximately $9,200,000 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, begin to expire in 2018.

Note 13	Commitments and Contractual Obligations

a)

In accordance with the terms of a development and consulting agreement dated May 27, 1997, the Company has agreed to pay a royalty of $0.50 for each unit sold of the backup radar collision avoidance device up to a maximum of 200,000 units.

b)	The Company has entered into a lease agreement for office premises in Chandler, Arizona requiring a base monthly rent payment of $4,085 until September, 2010.

Sense Technologies Inc.
Notes to the Financial Statements
February 28, 2007 and 2006
(Stated in US Dollars) – Page 12

Note 14	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statements of cash flows:

During the year ended February 28, 2007, the Company issued 116,407 common shares pursuant to an agreement to convert 27,134 preferred shares valued at $27,134 to common shares and, also, to convert accrued preferred share dividends payable thereon totaling $6,624 to common shares.

During the year ended February 28, 2006, the Company:

i)	issued 4,310,085 common shares pursuant to agreements to convert 1,249,977 preferred shares valued at $1,249,977 to common shares.

ii)	issued 1,184,767 common shares pursuant to agreements to convert a total of $154,021 of accrued preferred share dividends to common shares.