Form 10KSB/A
period 2007-02-28
SENSE TECHNOLOGIES INC
filed 2007-07-17
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Item 12. Certain Relationships and Related Transactions

Transactions with management and others

We have not entered into any transactions with related persons for the year ended February 28, 2007.

Item 13. EXHIBITS

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	The Articles of Continuance	Incorporated by reference as Exhibit 3.1 to the Company’s Form 10-KSB, filed with the SEC on May 24, 2002 (“2002 Form 10-KSB”)

3.2	By-Laws	Incorporated by reference as Exhibit 3.2 to the 2002 Form 10- KSB

3.3	Articles of Amendment	Incorporated by reference to as Appendix A to the Company’s Schedule 14A – Definitive Proxy Statement, filed with the SEC on June 17, 2002 (“Schedule 14A”)

10.1	Amended Stock Option Agreement dated October 2, 2001 between Bruce E. Schreiner and the Company.	Incorporated by reference as Exhibit 10.1 to the 2002 Form 10-KSB

10.2	Two (2) Amended Stock Option Agreements both dated October 2, 2001 between Cynthia L. Schroeder and the Company.	Incorporated by reference as Exhibit 10.2 to the 2002 Form 10-KSB

10.3	2002 Stock Option Plan	Incorporated by reference as Appendix B to the 2002 Schedule 14A

10.4	License agreement with Palowmar Industries, LLC and Lowell Martinson, inventor respecting the ScopeOut® product.	Incorporated by reference as Exhibit 10.4 to the 2006 Form 10-KSB

23.1	Consent of Amisano Hanson, Chartered Accountants	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 16, 2007 .

SENSE TECHNOLOGIES INC.

By:	/s/ Bruce E. Schreiner

Bruce E. Schreiner
President, Chief Executive Officer,
Chief Financial Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	Title:	Date:

/s/ Bruce E. Schreiner	Chief Executive Officer, President	July 16, 2007
Bruce E. Schreiner	Director and Chief Financial Officer

/s/ James R. Iman	Director	July 16, 2007
James R. Iman

/s/ Cynthia L. Schroeder	Director, Secretary	July 16, 2007
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