Form 10QSB
period 2007-05-31
SENSE TECHNOLOGIES INC
filed 2007-07-19
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

The number of outstanding shares of the issuer’s common stock at May 31, 2007 was 45,575,551 shares.

Transitional Small Business Disclosure Format: YES [   ]   NO [X]

SENSE TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

May 31, 2007

(Stated in US Dollars)

 (Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEETS
May 31, 2007 and February 28, 2007
(Stated in US Dollars)
(Unaudited)

	May 31,	February 28
	2007	2007

ASSETS

Current
Inventory	$76,891	$76,891
Prepaids	24,885	17,933

	101,776	94,824
Deposit	15,699	15,699
Equipment	41,723	44,409
Intangible assets	196,609	196,109

	$355,807	$351,041

LIABILITIES

Current
Bank indebtedness	$11,557	$8,965
Accounts payable and accrued liabilities – Note 3	900,140	910,520
Notes payable – Note 3	225,000	75,000
Advances payable – Note 3	5,000	30,900
Dividends payable	139,962	139,962
Convertible promissory notes payable	584,447	584,447

	1,866,106	1,749,794

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at the option of the Company at $1 per share, convertible into common stock at
$0.29 for each preferred share, cumulative dividends payable at the annual rate of $0.10 per share, 20,000,000 shares authorized,
315,916 shares issued at May 31, 2007 (February 28, 2007: 315,916)
– Note 2	315,914	315,914
Common stock, without par value, 100,000,000 shares authorized,
45,575,551 issued at May 31, 2007 (February 28, 2007: 45,575,551)	12,362,142	12,362,142
- Note 2
Common stock subscribed	455,500	440,500
Promissory note receivable	(585,000)	(585,000)
Subscriptions receivable	(891,432)	(891,432)
Additional paid-in capital	62,529	62,529
Deficit	(13,229,952)	(13,103,406)

	(1,510,299)	(1,398,753)

	$355,807	$351,041

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF OPERATIONS
for the three months ended May 31, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	2007	2006

Sales	$9,124	$59,897

Direct costs – Schedule 1	9,467	12,352

	(343)	47,545

Expenses
Advertising and marketing	57,971	29,617
Amortization	2,686	2,686
Consulting fees	6,260	20,521
Contract labour	2,000	8,331
Filing fees	955	959
Insurance	9,758	14,391
Interest and bank charges - Note 3	2,535	41,749
Interest on long-term debt	16,753	13,795
Legal, accounting and audit fees – Note 3	-	22,697
Office and miscellaneous	1,066	6,075
Rent	16,420	15,826
Shareholder information and printing	-	1,458
Telephone and utilities	1,527	1,233
Travel and automotive	5,601	4,789
Wages	2,671	-

	(126,203)	(184,127)

Net loss for the period	$(126,546)	$(136,582)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	39,605,361	36,507,251

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended May 31, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	2006	2005

Operating Activities
Net loss for the period	$(126,546)	$(136,582)
Add items not involving cash:
Financing fees	-	4,306
Amortization	2,686	2,686
Changes in non-cash working capital balances related to operations:
Accounts receivable	-	(31,951)
Inventory	-	(3,384)
Prepaids	(6,952)	(15,479)
Accounts payable and accrued liabilities	(10,380)	19,243
Advances payable	(25,900)	(15,975)
Dividends payable	-	8,576
License fees payable	-	-

Cash used in operating activities	(167,092)	(168,560)

Financing Activities
Bank indebtedness	2,592	4,166
Proceeds from issuance of common stock	-	10,000
Dividends	-	(8,576)
Notes payable	150,000	43,750
Proceeds from common share subscriptions	15,000	110,000

Cash provided by financing activities	167,592	159,340

Investing Activity
Patent costs	(500)	-

Cash used in investing activity	(500)	-

Decrease in cash during the period	-	(9,220)

Cash, beginning of the period	-	9,220

Cash, end of the period	$-	$-

Non-cash Transactions – Note 4

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended May 31, 2007
(Stated in US Dollars)
(Unaudited )

	Common Stock		Preferred Stock			Promissory	Common
	Issued		Issued		Paid-in	Note	Stock	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	Receivable	Deficit	Total

Balance, February 28, 2006	42,225,811	$11,580,664	343,050	$343,048	$62,529	$(585,000)	$76,000	$(772,332)	$(11,846,716)	$(1,141,807)
Pursuant to agreements to a
private placement - at $0.20	250,000	50,000	-	-	-	-	(40,000)	-	-	10,000
- at $0.10	600,000	60,000	-	-	-	-	-	-	-	60,000
Pursuant to the exercise of
warrants - at $0.15	383,333	57,500	-	-	-	-	(15,000)	7,500	-	50,000
Pursuant to agreements to
convert preferred shares into
common shares - at $0.29	116,407	33,758	(27,134)	(27,134)	-	-	-	-	-	6,624
Common share subscriptions	-	-	-	-	-	-	419,500	30,000	-	449,500
Common shares issued in
exchange for consulting
services as per an agreement
for a right to purchase common
shares - at $0.19	2,000,000	380,220	-	-	-	-	-	-	-	380,220
Cash consideration thereon
- at $0.10	-	200,000	-	-	-	-	-	(156,600)	-	43,400
Dividends	-	-	-	-	-	-	-	-	(31,595)	(31,595)
Net loss for the year	-	-	-	-	-	-	-	-	(1,225,095)	(1,225,095)

Balance, February 28, 2007	45,575,551	12,362,142	315,916	315,914	62,529	(585,000)	440,500	(891,432)	(13,103,406)	(1,398,753)
Common share subscriptions	-	-	-	-	-	-	15,000	-	-	15,000
Net loss for the period	-	-	-	-	-	-	-	-	(126,546)	(126,546)

Balance, May 31, 2007	45,575,551	$12,362,142	315,916	$315,914	$62,529	$(585,000)	455,500	$(891,432)	$(13,229,952)	$(1,510,299)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Schedule 1
SCHEDULE OF DIRECT COSTS
for the three months ended May 31, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	2007	2006

Direct costs
Cost of sales	$2,327	$9,515
Research and development	7,140	2,837

	$9,467	$12,352

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Stated in U.S. Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying three months to May 31, 2007 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2007.

Operating results for the three months ended May 31, 2007 are not necessarily indicative of the results that can be expected for the year ending February 28, 2008.

Note 2	Common Stock

a)	Escrow:

At May 31, 2007, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

b)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2007
(Stated in US Dollars) – Page 2
(Unaudited)

Note 2	Common Stock – (cont’d)

b)	Commitments: - (cont’d)

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at
beginning of period	275,000	$0.91	350,000	$1.12
Expired	-	-	(25,000)	$1.03

Outstanding and exercisable at end
of the period	275,000	$0.91	325,000	$1.12

At May 31, 2007, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date

100,000	$0.75	September 26, 2007
150,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

275,000

Common Stock Subscribed

As at May 31, 2007, the Company has received $21,000 in respect of private placements of 140,000 common shares at $0.15 per share and $434,500 in respect of private placements of 4,345,000 common shares at $0.10 per share. As at May 31, 2007, these shares had not been issued.

Note 3	Related Party Transactions

The Company incurred the following items with directors and companies with common directors and shareholders:

	Three months ended
	May 31,
	2007	2006

Accounting fees	$-	$7,635
Interest expense	$2,958	$36,183

Sense Technologies Inc.
Notes to the Interim Financial Statements
May 31, 2007
(Stated in US Dollars) – Page 3
(Unaudited)

Note 3	Related Party Transactions – (cont’d)

The above noted items were measured by the exchange amount which is the amount agreed upon by the transacting parties.

As at May 31, 2007, included in accounts payable is $26,345 (February 28, 2007: $36,343) owing to an accounting firm in which a director of the Company is a partner and a shareholder with respect to unpaid fees and expenses, $480,000 (February 28, 2007: $480,000) owing to shareholders of the Company in respect of royalties payable and $50,992 (February 28, 2007: $50,992) owing to the former president of the Company in respect of unpaid wages.

As at May 31, 2007, included in advances payable is $5,000 (February 28, 2007: $30,900) owed to a company controlled by a director.

As at May 31, 2007, promissory notes payable of $225,000 (February 28, 2007: $75,000) is due to a profit-sharing and retirement plan administered by a director of the Company.

Note 4	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation in the current period.

Item 2.      Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended May 31, 2007 and May 31, 2006.

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

Results of Operations

For the period ended May 31, 2007 as compared to the period ended May 31, 2006.

Sales for the period ended May 31, 2007 were $9,124 as compared to $59,897 for the period ended May 31, 2006, which represents an 85% decrease. While the Company has been concentrating on producing its next-generation Guardian Alert® and product launch of the ScopeOut® product, small sales have been occurring.

Direct costs for the period ended May 31, 2007 were $9,467 (including $7,140 of Research and Development costs) as compared to $12,352 (including $2,837 of Research and Development costs) for the period ended May 31, 2006, which represents a 23% decrease. The Company realized a positive gross margin contribution of $6,797, excluding Research and Development costs, for the period ended May 31, 2007.

General and administrative expenses were $126,203 for the period ended May 31, 2007 as compared to $184,127 for the period ended May 31, 2006. The decrease was partially attributable to a decrease in consulting and professional fees costs.

Liquidity and Capital Resources

At May 31, 2007 and 2006, the Company had cash and cash equivalents on hand of $0. During the period ended May 31, 2007, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At May 31, 2007, we had a working capital deficit of $1,764,330 compared to a working capital deficit of $1,398,513 at May 31, 2006. The increase of the working capital deficit is largely due to the write off of inventory products.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Item 3.     Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also acting in the capacity as principal accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended May 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: July 19, 2007	SENSE TECHNOLOGIES INC.
(Registrant)

	By:	/s/ Bruce Schreiner
Bruce Schreiner, President