Form 10QSB
period 2007-08-31
SENSE TECHNOLOGIES INC
filed 2007-10-15
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT\

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

The number of outstanding shares of the issuer’s common stock at August 31 31, 2007 was 45,575,551 shares.

Transitional Small Business Disclosure Format: YES [   ]  NO [X]

SENSE TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

August 31, 2007

(Stated in US Dollars)

(Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEET
August 31, 2007 and February 28, 2007
(Stated in US Dollars)
(Unaudited)

	August 31,	February 28
	2007	2007

ASSETS

Current
Inventory	$23,725	$76,891
Prepaids	32,765	17,933

	56,490	94,824

Deposit	15,699	15,699
Equipment	81,261	44,409
Intangible assets	196,609	196,109

	$350,059	$351,041

LIABILITIES

Current
Bank indebtedness	$14,642	$8,965
Accounts payable and accrued liabilities – Note 3	961,387	910,520
Notes payable – Note 3	355,000	75,000
Advances payable – Note 3	23,550	30,900
Dividends payable	155,758	139,962
Convertible promissory notes payable	584,447	584,447

	2,094,784	1,749,794

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share
20,000,000 shares authorized, 315,916 shares issued at August 31,
2007 (February 28, 2007: 315,916)	315,914	315,914
Common stock, without par value
100,000,000 shares authorized, 45,575,551 shares issued at August 31,
2007 (February 28, 2007: 45,575,551)	12,362,142	12,362,142
Common stock subscribed – Note 2	478,000	440,500
Promissory note receivable	(585,000)	(585,000)
Subscriptions receivable	(891,432)	(891,432)
Additional paid-in capital	62,529	62,529
Deficit	(13,486,878)	(13,103,406)

	(1,744,725)	(1,398,753)

	$350,059	$351,041

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF LOSS
for the three and six months ended August 31, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2007	2006	2007	2006

Sales	$21,048	$17,992	$30,172	$77,889
Direct costs – Schedule 1	92,143	7,559	101,610	19,911

Gross margin	(71,095)	10,433	(71,438)	57,978

Expenses
Advertising and marketing	63,817	42,725	121,788	67,342
Bad debts	-	896	-	896
Consulting fees	800	53,803	7,060	79,324
Contract labour	2,603	7,656	7,274	15,987
Depreciation	2,687	2,687	5,373	5,373
Filing fees	293	420	1,248	1,379
Financing fees – Note 3	6,203	6,717	6,203	42,900
Insurance	10,423	13,134	20,181	27,525
Interest and bank charges – Note 3	8,018	2,735	10,553	8,301
Interest on long-term debt – Note 3	13,716	16,786	30,469	30,581
Legal and accounting – Note 3	31,222	26,467	31,222	49,164
Office and miscellaneous	7,530	8,123	8,596	14,198
Rent	16,419	15,827	32,839	31,653
Shareholder information and printing	82	1,215	82	2,673
Telephone and utilities	1,576	1,346	3,103	2,579
Transfer agent fees	2,172	7,346	2,172	7,346
Travel and automotive	2,474	3,195	8,075	7,984

	170,035	211,078	296,238	395,205

Net loss for the period	$(241,130)	$(200,465)	$(367,676)	$(337,227)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	39,605,361	36,586,056	39,605,361	36,546,654

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended August 31, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	2007	2006

Operating Activities
Net loss for the period	$(367,676)	$(337,227)
Add items not involving cash:
Amortization	5,373	5,373
Write-off of inventory	76,891	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	-	(38,767)
Inventory	(23,725)	(8,383)
Deferred financing costs	-	(3,542)
Prepaids	(14,832)	(23,903)
Accounts payable	50,867	82,618
Advances payable	(7,350)	42,175
Promissory note payable	-	75,000

Cash used in operations	(280,452)	(206,656

Investing Activities
Patent cost	(500)	(32,000)
Purchase of equipment	(42,225)	-

Net cash used in investing activities	(42,725)	(32,000)

Financing Activities
Notes payable	280,000	-
Bank indebtedness	5,677	24,436
Proceeds from issuance of common stock	-	120,000
Proceeds from common share subscriptions	37,500	85,000

Cash provided by financing activities	323,177	229,436

Decrease in cash during the period	-	(9,220)

Cash, beginning of period	-	9,220

Cash, end of period	$-	$-

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended August 31, 2007
(Stated in US Dollars)
(Unaudited )

	Common Stock		Preferred Stock			Promissory	Common
	Issued		Issued		Paid-in	Note	Stock	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	Receivable	Deficit	Total

Balance, February 28, 2006	42,225,811	$11,580,664	343,050	$343,048	$62,529	$(585,000)	$76,000	$(772,332)	$(11,846,716)	$(1,141,807)
Pursuant to agreements to a	250,000	50,000	-	-	-	-	(40,000)	-	-	10,000
private placement -
at $0.20
- at $0.10	600,000	60,000	-	-	-	-	-	-	-	60,000
Pursuant to the exercise of	383,333	57,500	-	-	-	-	(15,000)	7,500	-	50,000
warrants - at $0.15
Pursuant to agreements to							-	-	-	6,624
convert preferred shares	116,407	33,758	(27,134)	(27,134)	-	-
into common shares - at $0.29
Common share subscriptions	-	-	-	-	-	-	419,500	30,000	-	449,500
Common shares issued in

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended August 31, 2007
(Stated in US Dollars)
(Unaudited )
(Continued)

exchange for consulting
services as per an
agreement	2,000,000	380,220	-	-	-	-	-	-	-	380,220
for a right to purchase
common shares -
at $0.19
Cash consideration
thereon	-	200,000	-	-	-	-	-	(156,600)	-	43,400
- at
$0.10
Dividends	-	-	-	-	-	-	-	-	(31,595)	(31,595)
Net loss for the year	-	-	-	-	-	-	-	-	(1,225,095)	(1,225,095)

Balance, February 28,	45,575,551	12,362,142	315,916	315,914	62,529	(585,000)	440,500	(891,432)	(13,103,406)	(1,398,753)
2007
Dividends	-	-	-	-	-	-	-	-	(15,796)	(15,796)
Common share	-	-	-	-	-	-	37,500	-	-	37,500
subscriptions
Net loss for the period	-	-	-	-	-	-	-	-	(367,676)	(367,676)

Balance, August 31, 2007	45,575,551	$12,362,142	315,916	$315,914	$62,529	$(585,000)	478,000	$(891,432)	$(13,486,878)	$(1,744,725)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.	Schedule 1
SCHEDULE OF DIRECT COSTS
for the three and six months ended May 31, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2007	2006	2007	2006

Direct costs
Cost of sales	$4,764	$-	$7,091	$7,842
Manufacturing expenses	2,327	-	2,327	-
Research and development	8,161	7,559	15,301	12,069
Write-off of inventory	76,891	-	76,891	-

	$92,143	$7,559	$101,610	$19,911

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying six months to August 31, 2007 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2007.

Operating results for the six months ended August 31, 2007, are not necessarily indicative of the results that can be expected for the year ending February 28, 2008.

Note 2	Common Stock

a)	Escrow:

At August 31, 2007, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

b)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

Note 2	Common Stock – (cont’d)

b)	Commitments: - (cont’d)

	August 31,		August 31,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at
beginning of period	275,000	$0.91	350,000	$1.12
Expired	-	$ -	(25,000)	$1.03

Outstanding and exercisable at
end of the period	275,000	$0.91	325,000	$1.12

At August 31, 2007, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date

100,000	$0.75	September 26, 2007
150,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

275,000

Subsequent to August 31, 2007, 100,000 common share purchase options exercisable at $0.75 expired unexercised.

Common Stock Subscribed

As at August 31, 2007, the Company has received $21,000 in respect of private placements of 140,000 common shares at $0.15 per share and $457,000 in respect of private placements of 4,570,000 common shares at $0.10 per share. As at August 31, 2007, these shares had not been issued.

Note 3	Related Party Transactions

The Company incurred the following items with directors and companies with common directors and shareholders:

	Three months ended		Six months ended
	August 31,		August 31,
	2007	2006	2007	2006

Accounting fees	$-	$2,670	$-	$10,305
Financing fee	$-	$-	$-	$37,067
Interest expense	$6,791	$5,833	$9,749	$5,833

As at August 31, 2007, included in accounts payable is $29,114 (February 28, 2007: $36,343) owing to an accounting firm in which a director of the Company is a partner and a shareholder with respect to unpaid fees and interest on promissory notes, $480,000 (February 28, 2007: $480,000) owing to shareholders of the Company in respect of royalties payable and $50,992 (February 28, 2007: $50,992) owing to the former president of the Company in respect of unpaid wages.

As at August 31, 2007, included in advances payable is $23,550 (February 28, 2007: $30,900) owed to a company controlled by a director.

As at August 31, 2007, promissory notes payable of $315,000 (February 28, 2007: $75,000) is due to a profit-sharing and retirement plan administered by a director of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended August 31, 2007 and August 31, 2006.

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

Results of Operations

For the period ended August 31, 2007 as compared to the period ended August 31, 2006.

Sales for the period ended August 31, 2007 were $30,172 a 61 percent decrease from the period ended August 31, 2006. The Company has been concentrating on the wholesale and retail launch of its ScopeOut® products, and has encountered unexpected delays in that process.

Direct costs were $101,610, a 410 percent increase over the period ended August 31, 2006. The Company realized a negative gross margin contribution of $71,438, due mainly to writing off the balance of the first-version design of the SUV ScopeOut® models inventory for conservative financial statement presentation.

General and administrative expenses were $296,238 for the period ended August 31, 2007 as compared to $395,205 for the period ended August 31, 2006. The decrease was partially attributable to efforts in reducing costs until product sales increase.

Liquidity and Capital Resources

At August 31, 2007, the Company had a cash and cash equivalents on hand deficit of $14,642 compared to a deficit of $24,436 at August 31, 2006. During the period ended August 31, 2007, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At August 31, 2007, we had a working capital deficit of $2,038,294 compared to a working capital deficit of $1,552,047 at August 31, 2006. The increase in working capital deficit is largely due to the write off of ScopeOut® inventory products first-generation designs for conservative financial statement presentation.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also acting in the capacity as principal accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended August 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2007, the Company sold 25,000 common shares at a price of USD$0.10 per share for total proceeds to the Company of USD$2,500. The shares were sold under Rule 506 of Regulation D of the U.S. Securities Act of 1933 (the “1933 Act”) and are restricted pursuant to Rule 144 promulgated under the 1933 Act.

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

Date: October 15, 2007	SENSE TECHNOLOGIES INC.
(Registrant)

	By:	/s/ Bruce Schreiner
Bruce Schreiner, President