Form 10QSB
period 2007-11-30
SENSE TECHNOLOGIES INC
filed 2008-01-22
CIK 1077638

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to __________________

Commission File Number: 000-29990

SENSE TECHNOLOGIES INC.
(Name of Small Business Issuer in its charter)

British Columbia	90010141
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
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

The number of outstanding shares of the issuer’s common stock at November 30, 2007 was 45,575,551 shares.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

SENSE TECHNOLOGIES INC.

INDEX TO FORM 10QSB

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

November 30, 2007

(Stated in US Dollars)

(Unaudited)

SENSE TECHNOLOGIES INC.
INTERIM BALANCE SHEET
November 30, 2007 and February 28, 2007
(Stated in US Dollars)
(Unaudited)

	November 30,	February 28,
	2007	2007
ASSETS
Current
Cash	$3,361	$-
Inventory	41,236	76,891
Prepaids	25,048	17,933

	69,645	94,824
Deposit	15,699	15,699
Equipment	78,575	44,409
Intangible assets	196,609	196,109

	$360,528	$351,041

LIABILITIES

Current
Bank indebtedness	$-	$8,965
Accounts payable and accrued liabilities – Notes 3 and 4	1,050,627	910,520
Notes payable – Note 3	452,036	75,000
Advances payable – Note 3	250	30,900
Dividends payable	163,656	139,962
Convertible promissory notes payable	584,447	584,447

	2,251,016	1,749,794

STOCKHOLDERS’ DEFICIENCY

Series A preferred shares, without par value, redeemable at $1 per share
20,000,000 shares authorized, 315,916 shares issued at November 30,
2007 (February 28, 2007: 315,916)	315,914	315,914
Common stock, without par value
100,000,000 shares authorized, 45,575,551 shares issued at November 30,
2007 (February 28, 2007: 45,575,551)	12,362,142	12,362,142
Common stock subscribed – Note 2	600,500	440,500
Promissory note receivable	(585,000)	(585,000)
Subscriptions receivable	(891,432)	(891,432)
Additional paid-in capital	62,529	62,529
Deficit	(13,755,141)	(13,103,406)

	(1,890,488)	(1,398,753)

	$360,528	$351,041

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF LOSS
for the three and nine months ended November 30, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2007	2006	2007	2006

Sales	$29,439	$16,616	$59,611	$94,505
Direct costs – Schedule 1	8,384	16,756	109,994	36,667

Gross margin	21,055	(140)	(50,383)	57,838

Expenses
Advertising and marketing	62,450	16,140	184,238	83,482
Bad debts	-	30,249	-	31,145
Consulting fees – Note 4	101,200	452,730	108,260	532,054
Contract labour	948	3,682	8,222	19,669
Depreciation	2,686	2,686	8,059	8,059
Filing fees	1,035	687	2,283	2,066
Financing fees – Note 3	6,101	4,713	14,805	47,613
Insurance	8,404	13,636	28,585	41,161
Interest and bank charges	498	1,931	1,276	10,232
Interest on long-term debt – Note 3	31,761	15,769	69,504	46,350
Legal and accounting – Note 3	28,336	29,004	59,558	78,168
Office and miscellaneous	8,656	3,696	17,252	17,894
Rent	16,419	16,212	49,258	47,865
Shareholder information and printing	2,489	-	2,571	2,673
Telephone and utilities	1,690	1,772	4,793	4,351
Transfer agent fees	4,586	2,552	6,758	9,898
Travel and automotive	4,161	19,929	12,236	27,913

	281,420	615,388	577,658	1,010,593

Net loss for the period	$(260,365)	$(615,528)	$(628,041)	$(952,755)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding	39,605,361	38,170,273	39,605,361	37,116,518

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended November 30, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	2007	2006

Operating Activities
Net loss for the period	$(628,041)	$(952,755)
Add items not involving cash:
Common shares issued for consulting services	-	380,220
Write-off of inventory	76,891	-
Amortization	8,059	8,059
Changes in non-cash working capital balances
related to operations:
Accounts receivable	-	3,341
Inventory	(41,236)	(12,633)
Prepaids	(7,115)	(5,608)
Deposit	-	(4,651)
Accounts payable	140,107	98,946
Advances payable	(30,650)	63,975
Promissory note payable	-	105,000

Net cash used in operating activities	(481,985)	(316,106)

Investing Activities
Acquisition of equipment and furniture	(42,225)	-
Patent costs	(500)	(32,000)

Net cash used in investing activities	(42,725)	(32,000)

Financing Activities
Bank indebtedness	(8,965)	-
Subscriptions receivable	-	37,500
Notes payable	385,000	-
Repayment of notes payable	(7,964)	-
Common shares issued for cash	-	167,500
Common shares subscribed	160,000	139,500

Net cash provided by financing activities	528,071	344,500

Increase (decrease) in cash during the period	3,361	(3,606)

Cash, beginning of period	-	9,220

Cash, end of period	$3,361	$5,614

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended November 30, 2007
(Stated in US Dollars)
(Unaudited)

	Common Stock		Preferred Stock			Additional Promissor	Common
						y
	Issued		Issued		Paid-in	Note	Stock	Subscriptions	Accumulate
									d
	Shares	Amount	Shares	Amount	Capital	Receivabl	Subscribe	Receivable	Deficit	Total
						e	d

Balance, February 28,	42,225,811	$11,580,664	343,050	$343,048	$62,529	$(585,000)	$76,000	$(772,332)	$(11,846,716)	$(1,141,807)
2006
Pursuant to agreements
to a	250,000	50,000	-	-	-	-	(40,000)	-	-	10,000
private placement -
at $0.20
- at	600,000	60,000	-	-	-	-	-	-	-	60,000
$0.10
Pursuant to the exercise
of	383,333	57,500	-	-	-	-	(15,000)	7,500	-	50,000
warrants - at
$0.15
Pursuant to agreements
to
		33,758					-	-	-	6,624
convert preferred shares	116,407		(27,134)	(27,134)	-	-
into
common shares -
at $0.29
Common share -		-	-	-	-	-	419,500	30,000	-	449,500
subscriptions
Common shares issued
in

SEE ACCOMPANYING NOTES

exchange for consulting
services as per an
		380,220					-	-	-	380,220
agreement	2,000,000		-	-	-	-
for a right to purchase
common shares -
at $0.19
Cash consideration
thereon	-	200,000	-	-	-	-	-	(156,600)	-	43,400
- at
$0.10
Dividends	-	-	-	-	-	-	-	-	(31,595)	(31,595)
Net loss for the year	-	-	-	-	-	-	-	-	(1,225,095)	(1,225,095)

Balance, February 28,	45,575,551	12,362,142	315,916	315,914	62,529	(585,000)	440,500	(891,432)	(13,103,406)	(1,398,753)
2007
Dividends	-	-	-	-	-	-	-	-	(23,694)	(23,694)
Common share -		-	-	-	-	-	160,000	-	-	160,000
subscriptions
Net loss for the period	-	-	-	-	-	-	-	-	(628,041)	(628,041)

Balance, November 30,	45,575,551	$12,362,142	315,916	$315,914	$62,529	$(585,000)	600,500	$(891,432)	$(13,755,141)	$(1,890,488)
2007

SEE ACCOMPANYING NOTES

Schedule 1
SENSE TECHNOLOGIES INC.
SCHEDULE OF DIRECT COSTS
for the three and nine months ended November 30, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2007	2006	2007	2006

Direct costs
Cost of sales	$-	$-	$-	$7,842
Manufacturing expenses	8,874	-	17,159	-
Research and development	643	16,756	15,944	28,825
Write-off of inventory	-	-	76,891	-

	$9,517	$16,756	$109,994	$36,667

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying nine months to November 30, 2007 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2007.

Operating results for the nine months ended November 30, 2007, are not necessarily indicative of the results that can be expected for the year ending February 28, 2008.

Note 2	Common Stock

a)	Escrow:

At November 30, 2007, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

b)	Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

Note 2	Common Stock – (cont’d)

	b)	Commitments: - (cont’d)

	November 30,		November 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at
beginning of the period	275,000	$0.91	350,000	$1.12
Expired	(100,000)	$0.75	(25,000)	$1.03

Outstanding and exercisable at
end of the period	175,000	$1.00	325,000	$1.12

At November 30, 2007, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

150,000	$1.00	February 1, 2008
25,000	$1.00	March 14, 2008

175,000

Common Stock Subscribed

As at November 30, 2007, the Company has received $21,000 in respect of private placements of 140,000 common shares at $0.15 per share and $579,500 in respect of private placements of 5,295,000 common shares at $0.10 per share and 1,000,000 common shares at $0.05 per share. As at November 30, 2007, these shares had not been issued.

Note 3	Related Party Transactions

The Company incurred the following expenses with directors and companies with common directors and shareholders:

	Three months ended		Nine months ended
	November 30,		November 30,
	2007	2006	2007	2006

Accounting fees	$14,350	$2,670	$14,350	$10,305
Financing fees	$-	$-	$-	$37,067
Interest expense	$10,422	$5,833	$20,171	$5,833

As at November 30, 2007, included in accounts payable is $51,129 (February 28, 2007: $36,343) owing to an accounting firm in which a director of the Company is a partner and a shareholder with respect to unpaid fees and interest on promissory notes, $480,000 (February 28, 2007: $480,000) owing to shareholders of the Company in respect of royalties payable and $50,992 (February 28, 2007: $50,992) owing to the former president of the Company in respect of unpaid wages.

As at November 30, 2007, included in advances payable is $250 (February 28, 2007: $30,900) owed to a company controlled by a director.

As at November 30, 2007, promissory notes payable of $345,000 (February 28, 2007: $75,000) is due to a profit-sharing and retirement plan administered by a director of the Company.

Note 4	Commitment

On September 9, 2007, the Company entered into an agreement with ZB Consulting LLC to provide the Company with consulting and advisory services for the following compensation:

i)	A payment of $100,000 (included in accounts payable) and;

ii)	1,111,111 common shares of the Company at a deemed value of $0.10 per share for a total of $111,111 to be issued December 9, 2007.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended November 30, 2007 and November 30, 2006.

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

Results of Operations

For the period ended November 30, 2007 as compared to the period ended November 30, 2006.

Sales for the period ended November 30, 2007 were $59,611, a 37 percent decrease from the period ended November 30, 2006. The Company has been concentrating on the wholesale and retail launch of its ScopeOut® products, and has encountered unexpected delays in that process.

Direct costs were $109,994, a 200 percent increase over the period ended November 30, 2006. The Company realized a negative gross margin contribution of $50,383, due mainly to writing off the balance of the fist-version design of the SUV ScopeOut® models inventory for conservative financial statement presentation.

General and administrative expenses were $577,658 for the period ended November 30, 2007 as compared to $1,010,593 for the period ended November 30, 2006. The decrease was partially attributable to efforts in reducing costs until product sales increase.

Liquidity and Capital Resources

At November 30, 2007, the Company had cash and cash equivalents on hand of $3,361 compared to $5,614 at November 30, 2006. During the period ended November 30, 2007, the Company funded operations using existing cash balances, cash flow from operations, and by raising money through the issuance of Common Stock.

At November 30, 2007, we had a working capital deficit of $2,181,371 compared to a working capital deficit of $1,658,444 at November 30, 2006. The increase in working capital deficit is largely due to the write off of ScopeOut® inventory products first-generation designs for conservative financial statement presentation.

We have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

Item 3.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer, who is also acting as our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2007. Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of November 30, 2007, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended November 30, 2007, the Company sold 1,925,000 common shares to investors as set out in the table below for total proceeds to the Company of USD$142,500. The shares were sold under Rule 506 of Regulation D of the U.S. Securities Act of 1933 (the “1933 Act”) and the certificates evidencing such shares will bear a restrictive legend pursuant to Regulation D of the 1933 Act.

Date of Sale	Number of Shares Sold	Price per Share	Total Proceeds
September 8, 2007	200,000	$0.10	$20,000
September 15, 2007	100,000	$0.10	$10,000
October 9, 2007	75,000	$0.10	$7,500
October 11, 2007	50,000	$0.10	$5,000
October 11, 2007	250,000	$0.05	$12,500
October 25, 2007	250,000	$0.05	$12,500
October 25, 2007	500,000	$0.05	$25,000
November 29, 2007	500,000	$0.10	$50,000
TOTAL	1,925,000		$142,500

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of the holders of Common Shares of the Company held on November 15, 2007, the shareholders voted on the following matters:

1.	Election of Directors. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:

Bruce E. Schreiner

	For:	10,360,355
	Withheld:	42,900

	James R. Iman
	For:	10,374,655
	Withheld:	28,600

	Robert Doviak
	For:	10,374,655
	Withheld:	28,600

2.	Appointment of Auditors. The shareholders approved the reappointment of Amisano Hanson, Chartered Accountants, as auditor of the Company until the next annual general shareholder meeting.

	For:	10,403,255
	Withheld:	250
3.	Continuation into British Columbia. The shareholders approved the continuation of the Company from the Yukon Territories into British Columbia by special resolution.

	For:	10,403,255
	Against:	0

4.	Adoption of British Columbia Notice of Articles and Articles. The shareholders approved the adoption of new Notice of Articles and Articles of the Company by special resolution.

	For:	10,200,955
	Against:	202,300

5.	Share Consolidation. The shareholders approved the share consolidation on the basis of one new share for every ten old shares of the Company by special resolution.

	For:	8,674,098
	Against:	1,729,157

Item 6.	Exhibits

1.	Exhibit 3.1 – Notice of Articles of Sense Technologies Inc.

2.	Exhibit 3.2 – Articles of Sense Technologies Inc.

3.	Exhibit 31.1 – Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

4.	Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15a-14(b) of the U.S. Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 21, 2008	SENSE TECHNOLOGIES INC.
(Registrant)

	By:	/s/ Bruce Schreiner
Bruce Schreiner, President