Form 10KSB
period 2008-02-29
SENSE TECHNOLOGIES INC
filed 2008-07-17
CIK 1077638

OMB APPROVAL OMB Number: 3235-0420 Expires: April 30, 2009 Estimated average burden hours per response . .. . . 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

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
Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year: US$75,545

As of July 7, 2008, the aggregate market value of the voting common equity held by non-affiliates of the registrant was US$2,300,755, based on the closing trade reported on the NASD Over-the-Counter Bulletin Board quotation system. Shares of Common Stock held by each officer and director and by each person known to the issuer who owns 5% or more of the outstanding Common Stock have been excluded form this calculation as such persons may be considered to be affiliated with the Company

As of July 7, 2008, the Registrant’s outstanding common stock consisted of 50,904,651 shares.

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

Corporate History

Sense Technologies, Inc. (“Sense”) was incorporated under the laws of the Province of British Columbia, Canada, on May 25, 1988 under the name Wizard Resources Ltd.  Our corporate name was changed to Graham Gold Mining Corporation on October 11, 1988 and subsequently to Sense Technologies Inc. on October 27, 1997 in connection with the acquisition of our current business.  On December 14, 2001, we changed our jurisdiction of organization from British Columbia to the Yukon Territories.  On November 15, 2007, we changed our jurisdiction of organization from the Yukon Territory back to British Columbia.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

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

Our Guardian Alert Product

Guardian Alert ®

Our Guardian Alert® Doppler Awareness System backing awareness products use a patented process based on Doppler radar technology.  Our Doppler radar sensing products offer several advantages over ultrasonic and pulse radar sensors.  The Guardian Alert® Doppler Awareness System creates a three-dimensional awareness zone behind a vehicle that extends from the rear of the vehicle outward for the width of the vehicle.  Vertically, the awareness zone begins at ground level and rises up to approximately five feet.  The operator of the vehicle is alerted should any person or obstacle come within the awareness zone as the vehicle is reversing.  The Guardian

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

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

The display unit and the radar sensor components of our products are manufactured by Microwave Solutions Limited of Hertfordshire, England.  Our cabling is available from a number of local sources.  Assembly and packaging is done in North Carolina.  We currently believe that production of our products is more cost effective by outsourcing the manufacturing and assembly of the components.

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

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Accordingly, the target market for our Guardian Alert® Doppler Awareness System product can be identified as follows:

•

Manufacturers of vehicles, including cars, sport utility vehicles, light trucks, heavy vehicles and equipment, and original equipment suppliers to these manufacturers.

•

Owners of commercial fleet vehicles and government departments and agencies using fleet vehicles.

•

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

We believe that consumers weigh cost, safety benefit to persons and property and aesthetic appeal in making a decision to purchase a backing awareness product.  We believe that the products ease of demonstration and high degree of functionality can provide a consumer with an appreciation of the benefits in protection of property and person.  We estimate the cost of a system installed on a consumer vehicle would generally range from $300 to $700, which we believe would appeal to most new-vehicle buyers that are interested in the safety and protection aspect of the product.  In perspective, the cost of the product is less than typical insurance deductibles and therefore avoiding one incident would allow the product to pay for itself. In addition to actual repair cost, Guardian Alert ® Doppler Awareness System purchasers also receive the benefit of saving the considerable time and inconvenience of having their vehicle repaired and processing insurance claims.  Our product can also be installed beneath the plastic skin of a bumper, thereby not altering the appearance of the vehicle.

Sense has designed distinct pricing strategies for each of its three primary markets according to the following principles:

•

The product should be priced at a level readily acceptable to SUV and light truck purchasers;

•

Attractive margin must be made available to OEMs and distribution partners;

•

Fleet products must offer attractive ROI to owners; and

•

Margins to Sense will increase faster with higher volume than higher pricing.

We believe our price points are somewhat better than competing products and additionally provide us with immediate operating margin contribution.  Over the long-term, as volumes grow to higher levels, there will be sufficient opportunity to lower manufacturing costs.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

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

We have an exclusive worldwide license agreement to manufacture and market the ScopeOut® adjustable mirrors system. The product is a stand-alone or complementary product to the existing Guardian Alert® product line.

Production of our ScopeOut® Product

All of our manufacturing and engineering is being out-sourced to a firm located in Phoenix, Arizona.  The product is ready for immediate commercial production and sales.

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

There are a number of ways to market this product, either individually, or as a combination.

Marketing outlets include, but are not limited to, the following:

•

New and used auto dealers

•

AAA Insurance

•

AARP

•

Mass merchandisers

•

Drugstore chains

•

Insurance companies

•

Rental car companies

•

Electronics stores

•

Supermarket chains

•

Independent auto aftermarket stores

•

OEM market

•

Internet and infomercials

•

QVC and HSN

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

We are presently building a National Representative Organization that will allow for our products to be introduced to all the various markets.

Competition and Our Competitive Advantages

Based on our research, we have found no products comparable in pricing and design to ScopeOut® that addresses the hazard created with vehicles backing out blind in parking lots and driveways, while offering an additional lane-changing safety feature.

Our Patents, Trademarks & Licenses

Patents & Trademarks

The following countries have granted patent rights respecting the Guardian Alert® Doppler Awareness System backing awareness system: United States, Canada, Australia, South Africa, Taiwan, the United Kingdom, Korea and Japan.  The Guardian Alert® Doppler Awareness System is a registered trademark.

We have also received a US Patent on our trailer hitch mount sensor product that easily installs in the receiver-hitch on any vehicle equipped with such a hitch.

The ScopeOut® product is generally covered by US Patent Numbers 6,715 893 and 6,799,857, with various other patent applications currently pending, all of which are included in the exclusive license agreement.

Licenses & Royalties

We hold non-exclusive worldwide rights to develop, manufacture, market and license the Guardian Alert® Doppler Awareness System technology and products.  We hold these rights pursuant various license agreements with the Driver Alert Group, the original group of patent holders and Stinson & Associates, a holder of certain rights under license from Driver Alert Group. These license agreements provide us with the right to market the products to all federal, state, local and foreign governments and agencies, including the postal service, the rights to enter into manufacturing and marketing agreements with automotive and other manufacturers worldwide, and generally the rights to any other markets including school buses, construction equipment and mining equipment.

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

Prior to 2004, the Company had held an exclusive license and patent rights.  Under the terms and conditions of maintaining the exclusive rights, the Company was required to manufacture and sell a minimum number of units as follows:

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

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

In order to retain the exclusive right to manufacture, market and distribute the Guardian Alert, the Company had been required, upon being assigned the license, to manufacture and sell various minimum numbers of units by certain milestone dates.  As a result of not being able to meet the minimum milestone requirements under the license agreement, during the year ended February 28, 2004, the Company determined that it did not wish to retain the exclusive right to manufacture, market and distribute the Guardian Alert unit and ceased accruing the minimum royalty due to the licensor. Any product sales subsequent to this date are considered to be part of the minimum royalty until such time that amounts exceed the minimum royalty accrued.

We entered into a sub-license agreement with S&S Distributing, LLC of Elkhorn, Nebraska whereby S&S acquired certain rights to develop market and distribute Guardian Alert® Doppler Awareness System products in 1998, but it is no longer in effect.  The sub-license agreement provided for certain minimum purchases of products from Sense, and certain expenditure requirements for development and marketing.  The sub-license also provided that any new versions of the sensing device that are developed by S&S will be made available for manufacture and distribution by Sense.  S&S is continuing to sell Sense units.

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

Our ScopeOut® license called for $150,000 to be paid over two years (paid) along with a royalty of 10% of wholesale price for each ScopeOut® unit sold, but not less than $2.00 per unit.  In order to maintain the exclusive license for the ScopeOut® products, in accordance with the license agreement with Palowmar Industries, LLC, we are required to pay royalties to the licensor based on the following minimum quantities of units sold:

(i)

30,000 units per year beginning in years 1-2

(ii)

60,000 units per year beginning in years 3-4

(iii)

100,000 units per year beginning in years 5 and above.

We have not been able to pay the minimum royalty requirement as noted above but we have accrued the required minimum royalty annually and we have an agreement with the licensor to extend the requirement for payment to September 1, 2008.

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

Employees

We currently have no employees.  We have hired three independent consultants for purposes of marketing and selling our ScopeOut® products.

Item 2.  Description of Property

Sales inquiries for Guardian Alert® products are being processed for Sense by Tim Goldsbury and Associates, Inc., at Alhambra Plaza, 725 N. Hwy A-1-A, Jupiter, FL  33477, and for Scopeout® by Lowell Martinson at the Sense offices at 4043 W. Kitty Hawk, Suite 7, Chandler, AZ 85226.  Administration is handled from offices located at 2535 N Carleton Avenue, Grand Island, Nebraska. Both the Florida and Nebraska office spaces are provided to us at no cost.  We have determined that the value of contributed premises to be insignificant.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Item 3.  Legal Proceedings

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against us.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2008.

PART II

Item 5.

Market for Common and Preferred equity and Related Stockholder Matters

Market and Trading Price for Common Shares

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

The following table shows the high and low sales prices, in U.S. dollars, of our common stock on the OTCBB for each quarter within the last two fiscal years:

Quarter Ended	High	Low
February 29, 2008	$0.18	$0.06
November 30, 2007	$0.20	$0.06
August 31, 2007	$0.07	$0.03
May 31, 2007	$0.07	$0.04
February 28, 2007	$0.31	$0.04
November 30, 2006	$0.35	$0.15
August 31, 2006	$0.29	$0.10
May 31, 2006	$0.40	$0.12

The above sales prices were based on the closing trades reported on the NASD Over-the-Counter Bulletin Board quotation system and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 29, 2008, there were 319 shareholders of record holding 45,575,551 shares of our common stock; as of July 7, 2008, there were 50,904,651 common shares outstanding.

Dividends

There are no dividend restrictions in the Company.

Recent Sales of Unregistered Securities

On May 14, 2007, one investor under Rule 506 of Regulation D, subscribed for 150,000 common shares at a price of $.10 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

On June 14, 2007, one investor under Rule 506 of Regulation D, subscribed for 300,000 common shares at a price of $.10 per share for total proceeds to the Company of $30,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On July 13, 2007, one investor under Rule 506 of Regulation D, subscribed for 25,000 common shares at a price of $.10 per share for total proceeds to the Company of $2,500.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On October 9, 2007, one investor under Rule 506 of Regulation D, subscribed for 75,000 common shares at a price of $.10 per share for total proceeds to the Company of $7,500.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On October 16, 2007, three investors under Rule 506 of Regulation D, subscribed for 1,000,000 common shares at a price of $.05 per share for total proceeds to the Company of $50,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On November 9, 2007, one investor under Rule 506 of Regulation D, subscribed for 50,000 common shares at a price of $.10 per share for total proceeds to the Company of $5,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On November 30, 2007, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.10 per share for total proceeds to the Company of $50,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On December 11, 2007, one investor under Rule 506 of Regulation D, subscribed for 100,000 common shares at a price of $.10 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On December 19, 2007, one investor under Rule 506 of Regulation D, subscribed for 300,000 common shares at a price of $.10 per share for total proceeds to the Company of $30,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On February 15, 2008, one investor under Rule 506 of Regulation D, subscribed for 100,000 common shares at a price of $.10 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

All of these shares were issued on July 2, 2008.

Preferred Shares

The preferred shares are entitled an annual dividend of $0.10 per share payable on July 31 of each calendar year.

The preferred shares are convertible into common shares of the Company at the rate of one common share for each 0.29 preferred share. Upon conversion, all preferred share rights cease except the right to receive declared and unpaid dividends

The preferred shares are redeemable at the option of the Company at the redemption price of $1 per Class A preferred share plus payment of all dividends cumulated thereon.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the period ended February 29, 2008 and our revised audited Financial Statements and notes thereto for the period ended February 28, 2007.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Overview of Operations

Sense holds a non-exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert® backing awareness system for motor vehicles utilizing microwave radar technology.  The Company assembles the product in Charlotte, NC.  The company also holds an exclusive license to manufacture, distribute, market and sublicense world-wide, the ScopeOut® product, a patented system of specially-designed mirrors which are placed at specific points on vehicles to offer drivers a more complete view of the blind spots toward the rear of the vehicle.  This product is manufactured in China through an outsourced vendor.  The Company has established relationships with large dealership groups and aftermarket product distributors. The Company plans to increase sales through continued development of new marketing relationships.

Results of Operations

For the period ended February 29, 2008 as compared to the period ended February 28, 2007.

Sales for the period ended February 29, 2008 decreased by 23% from $97,532 to $75,546 due to reduced demand.  Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company, or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products with emphasis on large sales opportunities for ScopeOut®.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

Direct costs in 2008 were abnormally high due to significant expenses, such as  the write-off of certain of the ScopeOut® inventory in the amount of  $76,891 in and $162,500 in minimum royalties under the ScopeOut® license.  Direct costs in 2007 were also high due to the write-off of $68,307 of certain of the ScopeOut® inventory and $60,000 in minimum royalties under the ScopeOut® license.

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete/unsaleable inventory.

Management periodically reviews inventory and makes a determination as to whether any inventory is obsolete.  If we determine that certain materials and or products are not in saleable condition and that the likelihood of them being sold is remote, management will make a decision to write off the inventory and or parts of inventory that it deems will not sell.  If previously written-off inventory later sells, costs of sale are significantly lower due to the previous write-off of those costs.  This can materially affect period gross profit ratios. .

Regarding intangible assets, the company conducts reviews annually in accordance with SFAS 142 regarding possible impairment of related assets.   We have written off the GuardianAlert® license agreement intangible asset in 2005 and the ScopeOut® license agreement intangible asset in 2007 due to poor sales performance results in the past and the uncertainty of the recoverability of the assets.

After careful consideration, management felt the ScopeOut® license should be treated as fully impaired at February 28, 2007.  The initial license was entered in September, 2004, and the first molds for the first iteration of the product were completed in September of 2005.

The initial inventory, now all written off, was manufactured and delivered to the Company in November 2005.  Significant marketing efforts were undertaken with respect to that first version which resulted in significant promise for potential large sales to occur based on initial meetings introducing the product.  It generally took several meetings with each such potential customer to ultimately learn that the products' aesthetics were not acceptable for mass consumer acceptance.  This was especially true with respect to dealers' installation of the product on its new and used car inventory for such vehicle to be sold with the product intact.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

In late 2006, and by fiscal year end February 28, 2007, solutions to those aesthetic problems were being developed.  We still expected that inventory of the first iteration was saleable, but likely not with large customers such as retail chains.  Some automobile dealerships previously contacted also had not yet made a final decision whether to use the product on its existing inventory for resale.

The Company undertook the effort to redesign the products using the qualified engineers that assisted with the first design, and physically-feasible aesthetics solutions were determined and evaluated.  The new designs iterations were finally approved in August of 2007, and the first inventory of both versions of the new iterations were manufactured and delivered in November, 2007.

Based on this, management believed at February 28 2007 that existing inventory was still resalable, though likely not in the large volumes per customer as originally anticipated.  Further, management believed that the product could successfully be redesigned, engineered, and prototyped and manufactured in the appropriate aesthetic versions necessary to achieve such large customer sales.  Based on this, when the initial 10-KSB was filed and financial statements issued, no impairment of the intangible asset was believed to exist.  However, management now believes that the total impairment of that intangible asset as of that date is appropriate as there was no assurance at the time that our expectations of solving the aesthetics and other marketing problems would actually be successful.  This is further because no significant sales of the new versions of the product have yet occurred, notwithstanding significant marketing effort to do so.  Since six months have elapsed since the new iteration versions of the products have arrived for demonstration and marketing purposes, within which such sales could have occurred, it seems most appropriate to look at that historical result to anticipate what potential sales might occur in the future.  Unit sales of ScopeOut® products are as follows:

Sense Technologies Inc. Schedule of Scope-Out unit sales for the fiscal years ended February 29, 2008 and February 28, 2007, 2006 and 2005

	2005	2006	2007	2008

Car model	-	10	6	13
SUV model	-	18	7	10

Total ScopeOut® units	-	28	13	23

Accordingly, the Company has concluded that based on the approximately two-year period from entering the ScopeOut® license to February 28, 2007, and considering all events subsequent to that date, the circumstances merited an impairment in value of the ScopeOut® license effective February 28, 2007, in the full amount of the license value, $196,107.

Also, we expensed the amounts we paid to attorneys to obtain ScopeOut® patents in foreign jurisdictions in our revised Financial Statements.  Originally, the company chose to capitalize these amounts because of the Company's experience with intellectual properties embodied in issued patents.

First, management understood that in the United States, an issued patent maintains a presumption of validity until determined otherwise.  While that is our understanding of the law in the United States, it may not necessarily that of any or all foreign countries. However, it was our presumption that that should more often than not be the case.  Additionally, the Company is presently interacting with a major company in informally evaluating the scope of the patents in covering a product they sell.  That added to management's presumption of a valid patent, insofar as that effort has not yet been completed.  The company's intent was to react with appropriate reductions in values should this informal effort result negatively for the Company.

Secondly, our experience in filing for foreign patents has led to opportunities for evaluation of the subject invention in foreign marketplaces.  Evidently such documents become databases of opportunities for interested companies in the foreign venues for consideration of business relationships.  Such information contained in the application provides for a sufficient amount of means to contact the Company by any interested party in the foreign location.  Accordingly, there is a value with respect to the potential of such networking opportunities to enter business relationships regarding the product by such interested parties.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Notwithstanding, since the Company has determined that a total impairment of the ScopeOut® license is appropriate at February 28, 2007, such would be indicative that the value of all of the underlying patents to the ScopeOut® license would also be in-turn impaired.  Such weighs on whether any foreign patents should therefore maintain any intangible value for the Company.  Based on these overall circumstances, management believes again that these costs should be treated as expense.

We also wrote off equipment of $19,341 and an uncollectible promissory note receivable from a group of original investors in the Company in the amount of $585,000 during the current year. This note has been outstanding for several years and its collection was contingent on successful resolution of a bankruptcy proceeding of an unrelated company. During the year ended February 29, 2008, management made the determination that the possibility of collection on this note was remote and determined it should be written-off.

Royalties increased from $60,000 in 2007 to $162,500 in 2008, and increase of 170%, due to the increased requirement of minimum royalties necessary to maintain the exclusivity regarding the ScopeOut® license.

Consulting fees decreased from $478,855 in 2007 to $198,749 in 2008, a decrease of 58%.  However, the Company was concentrating on marketing, especially its ScopeOut® products, and, accordingly, advertising and marketing expenses increased from $163,369 in 2007 to $235,242 in 2008, an increase of 44% as a result of the Company’s efforts to market the ScopeOut® products.

Insurance expense decreased to $37,226 in the year ended February 29, 2009 from $53,554 in the prior year largely as a result of decreased premiums for each of the product liability and directors and officer’s policies.

Legal, accounting and audit fees increased from $123,271 in 2007 to $186,882 for the year ended February 29, 2008 largely as a result of increased legal expenses associated with services performed in connection with providing opinions on the company’s share capital.

Management fees increased from $nil to $274,800 in 2008 as a result of  $200,000 for common shares to be issued to Bruce Schreiner, President and CEO for past and present services to the Company and $74,800 in respect of stock-based compensation  for options issued to directors, James Iman and Robert Doviak for past and  present  services to the Company.

Research and development costs increased from $9,762 in 2007 to $18,091 in 2008, an increase of 85%.  This was primarily due to the ScopeOut® products aesthetic re-design.

Travel expenses decreased to $13,056 in 2008 from $32,521 in 2008 due to the Company not having to travel as extensively in order to market its ScopeOut® products as many of the costs are being borne by intermediaries

Following summarizes the overall operations results:

			Increase	% Increase
	2008	2007	( Decrease)	(decrease)

Sales	$75,546	$97,532	$(21,986)	(23) %
Direct Costs	$260,560	$141,686	$118,874	84%
General and Administrative expenses	$1,717,595	$1,237,513	$(480,082)	(39) %

The stockholders and directors of the Company have been advised in the independent auditors report that there is substantial doubt that our company has the ability to continue as a going concern.

With respect to the financial condition beyond the fiscal year ending February 29, 2008, the Company will need access to additional funding to meet operating requirements based on its current state of affairs.  Access to funding may come from debts, loans from related parties, stock placement or a combination of the available options. Revenues for fiscal year ended February 29, 2008 were $75,546 and thus, expenses exceeded revenues.  Accordingly, the Company does not expect to be able to fund operations from internally-generated funds until such time as its sales exceed expenses.

As of the date of this filing, the Company had no other funding commitments and there can be no assurance that any such commitments in the future would be obtained on favorable terms, if at all.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

The Company has previously maintained its operations from the sale of capital stock and advances and loans from related and unrelated parties.

Although management is cautiously optimistic about its progress for resolutions to its financing needs, no assurances can be made that its plans will be successful.  Adverse market conditions, general economic conditions and limited access to capital markets can adversely impact the Company and its progress as a going concern.

Liquidity and Capital Resources

Our cash position at February 29, 2008 was $988 as compared to $3,100 at February 28, 2007. This decrease was due to the net of our use of cash in operating and investing activities and cash provided by financing activities as described below.

Our net loss of $2,041,704 for fiscal year 2008 includes non-cash charges of $88,889 for consulting fees to be paid through the issuance of our common stock, management fees expense of $274,800 by virtue of $74,800 as stock based compensation and $200,000 for common shares to be issued, a write-down of $585,000 in respect of a promissory note receivable, write-offs of inventory and equipment totaling $96,232 and a depreciation expense of $15,219. Increases in non-cash working capital during the year amounted to $452,995. Non-cash working capital changes included decreases in inventory and, prepaid expenses and an increase in accounts payable. The net cash used in operating activities for fiscal 2008 was $528,569.

Net cash used in operating activities

Net cash used in operating activities was $528,569 during fiscal year 2008, compared to $673,381 during fiscal 2007. The decrease in cash used in fiscal 2007 was primarily due to the following factors:

(i)	The reduction in cash royalty payments from $60,000 in 2007 to $Nil in 2008
(ii)	The 58% reduction in consulting expenses

(iii)	the issuance of our equity instruments in exchange for services.

Net cash used in investing activities

Net cash used in investing activities was $66,055 during fiscal year 2008 compared to $32,279 during fiscal 2007. The cash used in the current year was used to find the purchase of property and equipment which is primarily used to manufacture our products.

Net cash provided by financing activities

Net cash provided by financing activities was $592,512 during fiscal year 2008 compared to net cash provided of $699,900 during fiscal year 2007.

During fiscal year 2008, we received $210,000 through subscriptions to private placements of our common shares and $370,852 through the issuance of promissory notes receivable. In the fiscal 2007, we had received $419,500 from through subscriptions to private placements of our common shares and $155,900 from the issuance of our common stock. During the year ended February 29, 2008 we issued no common shares for cash.

FUTURE OPERATIONS

Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months.

Our present average monthly costs are approximately $40,000 per month. Our plan is to sustain the Company while continuing to market both products, but with the majority of the emphasis on our ScopeOut® products.

We have approximately 4,000 current version ScopeOut® units in inventory. We estimate, at their lowest volume purchase price, we can obtain 5,000 units (one shipping container) at a cost of approximately $65,000 and which should generate a selling price of $105,000. Thus, this leaves approximately $40,000 gross profit per shipping container at the lowest expected selling prices. We anticipate being able to increase the wholesale selling prices for

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

different markets and that would result in larger gross profit per container as the inventory purchase price should not go up appreciably. Product costs should decrease as the volume of purchases increases.

As of the date of this report, we have sold approximately 3000 units, necessitating our need to raise enough cash to both re-order the ScopeOut® inventory and maintain our average monthly cash flow obligations. This cost of sales growth will recur if we are successful in selling the products ensuring cash needs are a constant focus for management.

The Company’s payables and presently unserviced debt will be retired only as the net cash flow from this anticipated growth allows.

We project that we will have the following cash needs to fund our ongoing operating expenses and working capital requirements through to February 28, 2009 as detailed below.

Marketing	$ 150,000
Engineering, research and development	30,000
General and administrative	300,000
Debt repayment	100,000
General Working Capital (1)	1,000,000

TOTAL	$ 1,580,000

(1)

Our working capital requirements are impacted by our inventory requirements. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements.

The continuation of our business is dependent upon obtaining further financing, further market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.

We are hopeful that internal cash flow will cover our cash requirements, but otherwise plan to raise additional capital as required to meet the balance of our estimated funding requirements through February 28, 2009, through either or a combination of:

(1)	issuance of promissory notes payable
(2)	private placements of our common shares

(3)	cash flow from operations

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. In respect of our cash requirements, we plan to raise $50,000 from equity investors via private placements of our common stock  and we need to secure debt financing through a line of credit facility in the amount of $400,000 to finance our initial inventory purchases. Should our inventory not turn over as anticipated, we will need to raise additional funds through a combination of debt issuances and equity offerings. Given our lack of sales in recent years, projecting cash flow from operations is inherently uncertain.  Any funds we generate from operations must, in part, be used to pay down our debt obligations which total $1,246,799 as at February 29, 2008. Our convertible promissory notes payable totaling $584,000 and various accounts payable are significantly in arrears.  While we anticipate being successful in obtaining our required financing, there is no assurance we will be able to do so at terms we find acceptable.   Additionally, we rely upon the continuing support and patience of creditors in connection with current and in-arrears amounts owed to them.  The failure to obtain sufficient financing or continued support of the creditors could result in our company ceasing operations.

Item 7.

Financial Statements

The Company’s audited financial statements for the fiscal year ended February 29, 2008 are attached to this report following the signature page and Certifications.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Item 8.

Changes In and Disagreements with Accountants and Financial Disclosure

None

Item 8A. Controls and Procedures

We have effected a restatement of our financial results for the year ended February 28, 2007 as previously included in our 2007 Annual Report on form 10-KSB.

The Restatement

This restatement was effected to correct errors in our accounting treatment of:

(i)	the impairment assessment of the ScopeOut® license; and
(ii)	the calculation of non-resident withholding tax and associated interest

As a result of our review of these transactions, the effect on the amended accounting for the adjustments above is discussed in Note 18 to our 2008 financial statements.

Evaluation of disclosure controls and procedures and remediation

In connection with the restatement of our financial results for the year ended February 28, 2007, under the direction of our management, we have reevaluated certain disclosure controls and procedures and internal controls over financial reporting. In connection with the restatement we identified a material weakness in our internal controls and procedures relating to the accounting treatment of our intangible asset impairment assessments, the calculation of the proper withholding taxes on payments to non-residents and presentation of preferred stock.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-KSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of February 29, 2008, and we have concluded our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

It should be noted that while our management believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of February 29, 2008.

Based on its evaluation under the framework in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of February 29, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

Our Chief Executive Officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended February 29, 2008, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

(i)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended February 29, 2008, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

(ii)	There is a lack of sufficient supervision and review by our corporate management;

(iii)

Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

(iv)

Our company's accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's February 29, 2008 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this annual report. Such remediation activities include the following:

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

(1)	We will document a formal code of ethics
(2)

We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues.

(3)	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.
(4)	We will seek to establish a relationship with a firm of certified public accountants to assist in the preparation of financial statements and with whom to consult on complex US GAAP matters.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 29, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names, ages, and business experience for at least the past five years and positions of the directors and executive officers of the Company as of July 1, 2008, are as follows. The Company’s board of directors consists of three directors. All directors serve until the next annual meeting of the Company’s stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

Name	Age	Position	Position Held Since
Bruce E. Schreiner	52	Director, President, CEO, & CFO	August 10, 1993
James R. Iman	61	Director	June 21, 2004
Robert Doviak	47	Director	November 15, 2007

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

ROBERT DOVIAK, Director.  Mr. Doviak was appointed as a director of Sense on November 15, 2007.  Mr. Doviak is a management consultant whose clients have included oil and gas companies, technology companies, and software support and consulting companies.  He assists with capital architecture, business development, overall strategy with particular emphasis on growing the business, and establishing a dominant market position in the selected segment.   Mr. Doviak maintains an extensive network of contacts in North America, South and Central America, and the UK.  He holds a B.B.A. in Accounting with concentration in Finance from Texas Tech University.  He is a past president and vice president of the 100 of Dallas, Inc., and a member of the National Association of Corporate Directors, the Institute of Management Accountants, and Ernst Young Alumni.

JAMES R. IMAN, Director. Mr. Iman was appointed as a director of Sense on June 21, 2004.  Mr. Iman is currently associated with Corporate Finance Consulting Services of Fort Worth, Texas.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

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

To Sense's knowledge, based solely on a review of the copies of Forms 3 and 4, as amended furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, Sense believes that during the year ended February 29, 2008, its Directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements of the Securities Exchange Act of 1934.

Code of Ethics

The Company has not adopted a code of ethics; however, it intends to do so in connection with any expansion of its management.

Corporate Governance

The Board of Directors has established an Audit Committee and a Compensation Committee. The Board of Directors has no standing nominating committee.  The functions performed by these committees are summarized below:

Audit Committee. The Audit Committee considers the selection and retention of independent auditors and reviews the scope and results of the audit. In addition, it reviews the adequacy of internal accounting, financial and operating controls and reviews Sense's financial reporting compliance procedures. The members of the Audit Committee are Robert Doviak, James R. Iman and Bruce Schreiner.

In the course of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended February 29, 2008; (2) received a report from BDO Dunwoody LLP, Chartered Accountants, our independent auditors, on the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees”; (3) received the written disclosures and the letter from the auditors required by Independence Standards Board Statement No. 1, “Independence Discussions with Audit Committee”; and (4) considered whether the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Based on the foregoing review and discussions, the board has concluded that the audited financial statements should be included in our Annual Report on Form 10-KSB for the year ended February 29, 2008 filed with the SEC.

Compensation Committee. The Compensation Committee reviews and approves the compensation of Sense's officers, reviews and administers Sense's stock option plans for employees and makes recommendations to the Board of Directors regarding such matters. The functions of the Compensation Committee are performed by the Board of Directors. The members of the Compensation Committee are Robert Doviak and James R. Iman.

Nominating Committee. No Nominating Committee has been appointed. Nominations of directors are made by the board of directors. The Directors are of the view that the present management structure does not warrant the appointment of a Nominating Committee.

Item 10.

Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth all information concerning the total compensation of Sense’s president, chief executive officer, chief financial officer, and the three other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to Sense Technologies, Inc. in all capacities for the year ended February 29, 2008.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compens- ation ($)	Total ($)
Bruce Schreiner, President, Chief Executive Officer, Chief Financial Officer	2008 2007	None None	None None	200,000 None	None None	None None	None None	None None	200,000 None

During the year ended February 29, 2008, the Company granted Bruce Schreiner the right to receive 2,500,000 common shares for past services provided.  The fair value of each common share was $0.08 on the grant date.   The shares, fully vested and non-forfeitable on the grant date, have not yet been issued.  The Company has recognized $200,000 as additional management fees on the Statement of Loss and as Common Shares to be Issued on the 2008 Balance Sheet.

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers and directors are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bruce Schreiner, President, CEO and Director	Nil	Nil	Nil	Nil	Nil	Nil	N/A	N/A	N/A
Robert Doviak, Director	500,000	Nil	Nil	$0.05	December 31, 2012	N/A	N/A	N/A	N/A
James Iman, Director	500,000	Nil	Nil	$0.05	December 31, 2012	N/A	N/A	N/A	N/A
Cindy Schroeder (1)	Nil	Nil	Nil	Nil	Nil	N/A	N/A	N/A	N/A

(1)  Cindy Schroeder resigned as a director of the Company on November 15, 2007.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

AGGREGATED OPTION/SAR EXERCISES DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES

There were no stock options exercised during the Company’s fiscal year ended February 29, 2008.

TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS

There are currently no employment contracts in place with the Directors and Officers of Sense. .

COMPENSATION OF DIRECTORS

There are no standard arrangements pursuant to which directors of Sense are compensated for services provided as a Director or members of committees of the Board of Directors. Two of the Directors of Sense Robert Doviak and James Iman, each received options to purchase 500,000 shares of common stock of Sense Technologies for $.05 a five year period, until December 31, 2012 as compensation for the year ended February 29, 2008 for services provided as a Director or member of a committee of the Board of Directors.   They received no cash compensation.  Value of the options granted to these two directors during the year ended February 29, 2008 amounted to $37,400 each.  The stock options were accounted for under the provisions of SFAS 123(R), which requires  recognition of the fair value of equity-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award.  See Note 10© to our February 29, 2008 financial statements.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information respecting our compensation plans as at February 29, 2008 under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1.025,000	$.07	975,000
Total	1,025,000	$.07	975,000

On July 7, 2008 there were 50,904,651 shares of our common stock (the "Common Stock"), issued and outstanding, each share carrying the right to one vote, and 315,916 Class A” Preferred Shares.  The Class “A” Preferred Shares are non-voting.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of July 7, 2008, by

(i)

each person or entity known by Sense to beneficially own more than 5% of the Common Stock;

(ii)

each Director of Sense;

(iii)

each of the named Executive Officers of Sense; and

(iv)

all Directors and Executive Officers as a group.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Except as noted in the following table, Sense believes that the beneficial owners of the Common Stock listed below have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Percent of Class [2]
Steve Sommers[3] 21018 Buckskin Trail Elkhorn, NE 68022	3,386,067 [3]	6.65%
First Americans Insurance Service Inc. 2621 West Highway 30 Grand Island, NE 68803	2,700,000	5.30%
Bruce E. Schreiner, Director 3535 Grassridge Drive Grand Island, Nebraska 68803	3,684,838	7.24%
Cynthia L. Schroeder, Director (until Nov 15, 2007) 15409 Garfield Omaha, Nebraska 68144	49,722	0.10%
James Iman, Director 2601 Ridgmar Plaza Suite 201 Fort Worth TX 76116	650,000	1.28%
Robert Doviak (effective Nov 15, 2007) 13237 Montforth Drive Dallas TX 75240	505,000.99%
All directors and officers as a group (4 persons)	4,889,560	9.61%

[1]

Based upon information furnished to Sense by the Directors, Executive Officers or beneficial holders, or obtained from the stock transfer agent of Sense, or obtained from insider reports.

[2]

Based upon a total of 50,904,651 shares of common stock currently issued and outstanding, and includes in each case any stock underlying immediately exercisable stock options granted to each person listed.

[3]

Includes 3,175,117 shares held by SFS Resources Inc., an entity in which Steve Sommers is a controlling shareholder; and 100,000 shares held by Steven Sommers II Investments LLC.

Item 12.

Certain Relationships and Related Transactions

Transactions with management and others

During the year ended February 29, 2008, we incurred interest charges in the amount of $32,143 on promissory notes payable to the Schroeder & Schreiner P.C. 401(K) Profit Sharing Plan administered by Bruce Schreiner  and we incurred charges of $ 17,150 with an accounting firm of which Bruce Schreiner is a partner.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Item 13.  EXHIBITS

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	The Articles of Continuance	Incorporated by reference as Exhibit 3.1 to the Company’s Form 10-KSB, filed with the SEC on May 24, 2002 (“2002 Form 10-KSB”)
3.2	By-Laws	Incorporated by reference as Exhibit 3.2 to the 2002 Form 10-KSB
3.3	Articles of Amendment	Incorporated by reference to as Appendix A to the Company’s Schedule 14A – Definitive Proxy Statement, filed with the SEC on June 17, 2002 (“Schedule 14A”)
10.1	Amended Stock Option Agreement dated October 2, 2001 between Bruce E. Schreiner and the Company.	Incorporated by reference as Exhibit 10.1 to the 2002 Form 10-KSB
10.2	Two (2) Amended Stock Option Agreements both dated October 2, 2001 between Cynthia L. Schroeder and the Company.	Incorporated by reference as Exhibit 10.2 to the 2002 Form 10-KSB
10.3	2002 Stock Option Plan	Incorporated by reference as Appendix B to the 2002 Schedule 14A
10.4	License agreement with Palowmar Industries, LLC and Lowell Martinson, inventor respecting the ScopeOut® product.	Incorporated by reference as Exhibit 10.4 to the 2006 Form 10-KSB
23.1	Consent of BDO Dunwoody, LLP, Chartered Accountants	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32.1	Section 1350 Certification	Filed herewith

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Item 14.

Principal Accountant Fees and Services

The audit of our financial statements as at February 28, 2007 and for the year then ended was carried out by Amisano Hanson.  Effective January 1, 2008, Amisano Hanson merged its practice with BDO Dunwoody LLP with BDO Dunwoody LLP being the continuing auditor.   The fees for services provided to us in each of the fiscal years ended February 28, 2007 and February 29, 2008 were as follows:

Fees	2007	2008
Audit fees	$39,475	$40,100
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use BDO Dunwoody LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage BDO Dunwoody LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO Dunwoody LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee (which consists of our entire board of directors); or

•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by BDO Dunwoody LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Dunwoody LLP’s independence.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July, 15, 2008.

SENSE TECHNOLOGIES INC.

By:

/s/ Bruce E. Schreiner

Bruce E. Schreiner

President, Chief Executive Officer,

Chief Financial Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:

Title:

Date:

/s/ Bruce E. Schreiner

Chief Executive Officer, President

July 15, 2008

Bruce E. Schreiner

Director and Chief Financial Officer

/s/ James R. Iman

Director

July 15, 2008

James R. Iman

/s/ Bob Doviak

Director, Secretary

July 15, 2008

Bob Doviak

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANT

We hereby consent to the incorporation by reference in the registration statement (No. 333-138218) on Form S-8 of Sense Technologies Inc. (“the Company”) of our report dated July 15, 2008 relating to the financial statements of the Company appearing in the Company’s Annual Report on Form 10-KSB. Our report contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Vancouver, Canada	/s/ BDO Dunwoody LLP
July 15, 2008	Chartered Accountants

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Exhibit 31.1

CERTIFICATION
PURSUANT TO RULE 13a-14(a) OR 15d-14(a)
OF THE U.S. SECURITIES EXCHANGE ACT OF 1934

I, Bruce E. Schreiner, certify that:

1.

I have reviewed this report for the fiscal year ended February 29, 2008 of Sense Technologies Inc.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statement, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the company’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

5.

The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s control over financial reporting.

By :  Bruce E. Schreiner

Bruce E. Schreiner

Dated:  July 15, 2008

President and Principal Financial Officer

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S. SECURITIES EXCHANGE ACT OF 1934

In connection with the Annual Report of Sense Technologies Inc. (the "Company") on Form 10-KSB for the fiscal year ended February 29, 2008 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  July 15, 2008

By:

Bruce E. Schreiner

Bruce E. Schreiner

President and Principal Financial Officer

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

FINANCIAL STATEMENTS

February 29, 2008 and February 28, 2007

(Stated in U.S. Dollars)

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

BDO Dunwoody LLP Chartered Accountants	600 Cathedral Place 925 West Georgia Street Vancouver, BC, Canada V6C 3L2 Telephone: (604) 688-5421 Facsimile: (604) 688-5132 E-mail: vancouver@bdo.ca www.bdo.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,

Sense Technologies Inc.

We have audited the accompanying balance sheets of Sense Technologies Inc. as of February 29, 2008 and February 28, 2007 and the related statements of loss, cash flows and changes in capital deficit for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Sense Technologies Inc. as of February 29, 2008 and February 28, 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $15,473,645 at February 29, 2008 and incurred a net loss of $2,041,704 for the year then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as of February 28, 2007 and for the year then ended have been restated to correct errors in the accounting for the impairment assessment on intangible assets and the accrual estimated withholding taxes payable as described in Note 19.

The financial position of the Company as at February 28, 2007 and the results of its operations and its cash flows for the year then ended were audited by Amisano Hanson Chartered Accountant.  Effective January 1, 2008, Amisano Hanson Chartered Accountant merged its practice with BDO Dunwoody LLP with BDO Dunwoody LLP being the continuing auditor.

/s/ BDO Dunwoody LLP
Chartered Accountants

Vancouver, Canada
July 15, 2008

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

BALANCE SHEETS

February 29, 2008 and February 28, 2007

(Stated in U.S. Dollars)

			February 28,
			2007
		February 29,	(Restated -
		2008	Note 19)
ASSETS

Current
Cash		$ 988	$ 3,100
Inventory		41,235	76,891
Prepaids		30,466	17,933

		72,689	97,924
Equipment – Note 3		75,904	44,409
Intangible assets – Note 4		2	2
Security deposit		15,699	15,699

		$ 164,294	$ 158,034

LIABILITIES

Current
Bank overdraft		$ 9,575	$ 12,065
Accounts payable – Notes 5 and 13		1,518,123	1,011,360
Promissory note payable – Notes 8 and 13		445,852	75,000
Advances payable – Notes 6 and 13		45,050	30,900
Dividends payable – Note 9		171,550	139,962
Convertible promissory notes payable – Note 7		584,447	584,447

		2,774,597	1,853,734

CAPITAL DEFICIT

Class A preferred shares, without par value, redeemable at $1 per share – Note 9
20,000,000	shares authorized, 315,916 shares issued at February 29, 2008 (February 28, 2007: 315,916)	315,914	315,914
Common stock, without par value – Note 10
100,000,000	shares authorized, 45,575,551 issued at February 29, 2008 (February 28, 2007: 45,575,551)	12,362,142	12,362,142
Common stock subscribed – Note 10 (c)		650,500	440,500
Common stock subscriptions receivable – Note 10 (c)		(891,432)	(891,432)
Common stock to be issued – Note 10 (b)		288,889	-
Promissory note receivable – Note 11		-	(585,000)
Additional paid-in capital		137,329	62,529
Deficit		(15,473,645)	(13,400,353)

		(2,610,303)	(1,695,700)

		$ 164,294	$ 158,034

Nature of Operations and Ability to Continue as a Going Concern – Note 1

Commitments and Contractual Obligations – Note 15

SEE ACCOMPANYING NOTES

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

STATEMENTS OF LOSS

For the years ended February 29, 2008 and February 28, 2007

(Stated in U.S. Dollars)

		February 28,
		2007
	February 29,	(Restated -
	2008	Note 19)

Sales	$ 75,546	$ 97,532

Direct costs
Cost of sales	1,454	5,756
Depreciation – molds and manufacturing equipment	2,877	7,623
Manufacturing expenses	16,838	-
Royalties – Note 4	162,500	60,000
Write-off of inventory – Note 12	76,891	68,307

	260,560	141,686

	(185,014)	(44,154)

Expenses
Advertising and marketing	235,242	163,369
Bad debts	-	32,325
Consulting fees – Note 10(b)	198,749	478,855
Depreciation	12,342	3,123
Filing fees	881	15,871
Insurance	37,226	53,544
Legal, accounting and audit fees – Note 13	186,882	123,271
Loan fees	-	7,500
Management fees – Notes 10 (b) and (c)	274,800	-
Office and miscellaneous	53,400	45,716
Rent	65,678	64,276
Repairs and maintenance	496	829
Research and development	18,091	9,762
Shareholder information and printing	2,570	2,673
Telephone and utilities	5,075	5,493
Transfer agent fees	8,766	2,278
Travel	13,056	32,521
Write-down of promissory note receivable – Note 11	585,000	-
Write-down of intangible assets – Note 19 (a)	-	196,107
Write-off of equipment – Note 3	19,341	-

	1,717,595	1,237,513

SEE ACCOMPANYING NOTES

…/cont’d

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Continued

SENSE TECHNOLOGIES INC.

STATEMENTS OF LOSS

For the years ended February 29, 2008 and February 28, 2007

(Stated in U.S. Dollars)

		February 28,
		2007
	February 29,	(Restated -
	2008	Note 19)

Loss before other items	(1,902,609)	(1,281,667)

Other items:
Other income	4,855	3,274
Interest on debts	(123,830)	(142,809)
Interest on income taxes	(9,120)	(7,668)
Interest on royalties payable – Note 4	(11,000)	-

Net loss for the year	$ (2,041,704)	$ (1,428,870)

Dividends for preferred shares – Note 9	(31,588)	(31,595)

Net loss applicable to common shareholders	$ (2,073,292)	$ (1,460,465)

Basic and diluted loss per share	$ (0.05)	$ (0.04)

Weighted average number of shares outstanding	41,150,354	35,232,704

SEE ACCOMPANYING NOTES

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

STATEMENTS OF CASH FLOWS

For the years ended February 29, 2008 and February 28, 2007

(Stated in U.S. Dollars)

		February 28,
		2007
	February 29,	(Restated -
	2008	Note 19)
Operating Activities
Net loss for the year	$ (2,041,704)	$ (1,428,870)
Adjustments to reconcile net loss to net cash used in operations:
Common shares issued for legal and consulting services	-	380,220
Consulting fees	88,889	-
Management fees	274,800	-
Write-down of intangible assets	-	196,107
Write-down of promissory note receivable	585,000	-
Write-off of inventory	76,891	68,307
Write-off of equipment	19,341	-
Depreciation	15,219	10,746
Changes in non-cash working capital balances related to operations:
Accounts receivable	-	7,449
Inventory	(41,235)	(14,511)
Prepaids	(12,533)	(407)
Accounts payable	506,763	107,578

Cash used in operating activities	(528,569)	(673,381)

Financing Activities
Advances payable	14,150	25
Bank indebtedness	(2,490)	12,065
Proceeds from issuance of common stock	-	155,900
Common stock subscriptions receivable	-	37,500
Promissory note payable	370,852	75,000
Proceeds from common share subscriptions	210,000	419,500

Cash provided by financing activities	592,512	699,990

Investing Activities
Acquisition of equipment	(66,055)	(256)
Acquisition of intangible assets	-	(32,473)

Cash used in investing activities	(66,055)	(32,729)

Decrease in cash during the year	(2,112)	(6,120)

Cash, beginning of the year	3,100	9,220

Cash, end of the year	$ 988	$ 3,100

Supplementary cash flow information:
Cash paid for
Interest	$ 8,536	$ -
Income taxes	$ -	$ -

Non-Cash Transactions – Note 16

SEE ACCOMPANYING NOTES

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

Continued

STATEMENTS OF CHANGE IN CAPITAL DEFICIT

For the years ended February 29, 2008 and February 28, 2007 (Restated)

(Stated in U.S. Dollars)

					Promissory				Common
	Common Stock		Preferred Stock		Additional		Common	Common	Stock
	Issued		Issued		Paid-in	Note	Stock	Stock to	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	be issued	Receivable	Deficit	Total

Balance, February 28, 2006, reported	42,225,811	$ 11,580,664	343,050	$343,048	$ 62,529	$(585,000)	$ 76,000	$ -	$ (772,332)	$ (11,846,716)	$(1,141,807)
Restatement due to Error – Note 19 (b)	-	-	-	-	-	-	-	-	-	(93,172)	(93,172)

Balance, February 28, 2006, restated	42,225,811	$ 11,580,664	343,050	$ 343,048	$ 62,529	$(585,000)	$ 76,000	-	$ (772,332)	$ (11,939,888)	$(1,234,979)
Pursuant to private placement - at $0.10	600,000	60,000	-	-	-	-	-	-	-	-	60,000
- at $0.20	250,000	50,000	-	-	-	-	(40,000)	-	-	-	10,000
Pursuant to the exercise of warrants - at $0.15	383,333	57,500	-	-	-	-	(15,000)	-	7,500	-	50,000
Pursuant to agreements to convert preferred shares into common shares - at $0.29	116,407	33,758	(27,134)	(27,134)	-	-	-	-	-	-	6,624
Common shares issued in exchange for consulting services as per an agreement for a right to purchase common shares at $0.19	2,000,000	380,220	-	-	-	-	-	-	-	-	380,220
Cash consideration thereon - at $0.10	-	200,000	-	-	-	-	-	-	(156,600)	-	43,400
Dividends – Note 9	-	-	-	-	-	-	-	-	-	(31,595)	(31,595)
Common share subscriptions	-	-	-	-	-	-	419,500	-	30,000	-	449,500
Net loss for the year	-	-	-	-	-	-	-	-	-	(1,428,870)	(1,428,870)

Balance, February 28, 2007 (Restated)	45,575,551	$12,362,142	315,916	$315,914	$62,529	$(585,000)	$440,500	-	$(891,432)	$(13,400,353)	$(1,695,700)

…/cont’d

SEE ACCOMPANYING NOTES

________________________________________________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

                                                                                         Page 35
________________________________________________________________________________________________________________________________________________

Continued

SENSE TECHNOLOGIES INC.

STATEMENTS OF CHANGE IN CAPITAL DEFICIT

For the years ended February 29, 2008 and February 28, 2007 (Restated)

(Stated in U.S. Dollars)

					Promissory				Common
	Common Stock		Preferred Stock		Additional		Common	Common	Stock
	Issued		Issued		Paid-in	Note	Stock	Stock to	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	be issued	Receivable	Deficit	Total

Balance February 28, 2007 (Restated)	45,575,551	$ 12,362,142	315,916	315,914	62,529	(585,000)	440,500	-	(891,432)	(13,400,353)	(1,695,700)
Dividends – Note 9	-	-	-	-	-	-	-	-	-	(31,588)	(31,588)
Common share subscriptions - Note 10 (c)	-	-	-	-	-	-	210,000	-	-	-	210,000
Write-off of promissory note receivable – Note 11	-	-	-	-	-	585,000	-	-	-	-	585,000
Consulting fees – Note 16	-	-	-	-	-	-	-	88,889	-	-	88,889
Management fees – Note 10 (b)	-	-	-	-	74,800	-	-	200,000	-	-	274,800
Net loss for the year	-	-	-	-	-	-	-	-	-	(2,041,704)	(2,041,704)

Balance, February 29, 2008	45,575,551	$ 12,362,142	315,916	$ 315,914	$ 137,329	$ -	$ 650,500	$ 288,889	$ (891,432)	$ (15,473,645)	$ (2,610,303)

SEE ACCOMPANYING NOTES

________________________________________________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

                                                                                           Page 36
________________________________________________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2008 and February 28, 2007

(Stated in U.S. Dollars)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company holds an exclusive license to manufacture, distribute, market and sell the ScopeOut® product, a system of specially designed mirrors which are placed at specific points on automobiles, trucks, sport utility vehicles or commercial vehicles to offer drivers a more complete view behind the vehicle.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At February 29, 2008, the Company had not yet achieved profitable operations, had an accumulated deficit of $15,473,645 (2007 (restated) - $13,400,353) since its inception and incurred a net loss of $2,041,704 (2007 (restated) - $ 1,428,870) for the year and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2009 to be $1,580,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

The Company was incorporated pursuant to the British Columbia Companies Act on May 25, 1988 as Graham Gold Mining Corporation.  On October 27, 1997, the Company changed its name to Sense Technologies Inc. and on December 14, 2001, the Company was continued in the Yukon Territory, Canada and during the year ended February 29, 2008, the Company changed its jurisdiction of organization from the Yukon Territory back to British Columbia, Canada.

During the year ended February 29, 2008 and February 28, 2007, the Company had assets and generated sales primarily in the United States of America.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 38

Note 2

Significant Accounting Policies

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, stock based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)

Inventory

Inventory consists of finished goods which are recorded at the lower of average cost and net realizable value. Average cost is determined using the weighted-average method and includes invoice cost, duties and freight where applicable plus direct labour applied to the product and an applicable share of manufacturing overhead. A provision for obsolescence for slow moving inventory items is estimated by management based on historical and expected future sales and is included in cost of goods sold.

b)

Equipment

Equipment is recorded at cost less accumulated depreciation.  Depreciation is provided using the following rates:

Computer equipment	30% declining balance
Furniture and equipment	20% declining balance
Product molds	7 years straight-line
Manufacturing equipment	30% declining balance

c)

Intangible Assets

The Company’s intangible assets are comprised of licenses fees and patent costs.  Licensing fees and patent costs are generally amortized on a straight-line basis over the periods of benefit and recognized on the statements of loss.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 3

Note 2

Significant Accounting Policies – (cont’d)

d)

Foreign Currency Transactions

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

e)

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Under this method, deferred income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts and their respective income tax bases and for loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. Deferred income tax assets are evaluated and if their realization is not considered to be "more likely than not", a valuation allowance is provided.

f)

Basic Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128 “Earnings Per Share”.  SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.

For the year ended February 29, 2008, potentially dilutive common shares relating to options, convertible promissory notes payable and convertible preferred shares outstanding totaling 3,957,199 (2007 – 3,207,199) were not included in the computation of loss per share because the effect was anti-dilutive.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 4

Note 2

Significant Accounting Policies – (cont’d)

g)

Fair Market Value of Financial Instruments

The carrying value of cash, bank indebtedness, accounts payable, advances payable, dividends payable and promissory notes payable approximate fair value because of the demand or short-term maturity of those instruments.  The carrying value of the promissory note receivable and convertible promissory notes payable also approximates their fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

h)

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. The Company records deferred revenue when cash is received in advance of the revenue recognition criteria being met.

i)

Product Warranty

The Company generally sells products with a limited warranty on product quality and accrues for known warranty if a loss is probable and can be reasonably estimated.  The Company accrues for estimated incurred based on historical activity. The accrual and the related expense for known issues were not significant during the periods presented.

j)

Research and Development

Research and development costs are expensed as incurred.

k)

Advertising and marketing costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of advertisements and marketing at the time the expenditure occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.

l)

Impairment of long-lived assets

Long-lived assets are continually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 5

Note 2

Significant Accounting Policies – (cont’d)

m)

Stock-based compensation

The Company adopted SFAS No.123R commenced on March 1, 2006 and had applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. Effective with the adoption SFAS No.123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

n)

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  Effective March 1, 2007, the Company adopted the provisions of FIN 48. Based on the Company’s assessment of FIN 48, as at March 1, 2007, there was no significant impact on the results of operations or financial position and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of February 29, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  For additional information, see Note 14.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 6

Note 2

Significant Accounting Policies – (cont’d)

n)

Recently Issued Accounting Pronouncements – (cont’d)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

In December 2007, the FASB issued SFAS 141R “Business Combinations” which is effective for fiscal years beginning after December 15, 2008. SFAS 141R, which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008.  The Company is currently evaluating the impact that the adoption of SFAS No. 141R might have on its financial position or results of operations.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51”. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS 160 might have on its financial positions or results of operations.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133.  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently evaluating the impact that the adoption of SFAS 161 might have on its financial position or results of operations.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 7

Note 3

Equipment

	February 29, 2008
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 38,297	$ 36,420	$ 1,877
Furniture and equipment	11,217	4,339	6,878
Product molds	66,056	1,685	64,371
Manufacturing equipment	27,136	24,358	2,778

	$ 142,706	$ 66,802	$ 75,904

	February 28, 2007
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$ 38,297	$ 35,616	$ 2,681
Furniture and equipment	11,217	3,069	8,148
Product molds	41,454	11,844	29,610
Manufacturing equipment	27,136	23,166	3,970

	$ 118,104	$ 73,695	$ 44,409

During the year, the Company wrote off the net carrying value of a production mold which is not expected to be used in the future and has no resale value.  As a result, the Company recognized $19,341 (2007: $Nil) as a loss from disposal of equipment on the statements of operations for the fiscal year ended February 29, 2008.

Note 4

Intangible Assets

Intangible assets are comprised as follows:

	February 29,	February 28,
Guardian Alert License	2008	2007

Net carrying cost	$ 1	$ 1

Scope Out Mirror License

Net carrying cost	1	1

	$ 2	$ 2

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 8

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

Pursuant to this license, the Company is required to make royalty payments to the licensor as follows:

a)

$6.00(US) per unit on the first one million units sold;

b)

thereafter, the greater of $4.00(US) per unit sold or 6% of the wholesale selling price on units sold; and

c)

50% of any fees paid to Sense in consideration for tooling, redesign, technical or aesthetic development or, should the licensors receive a similar fee, the licensors will pay 50% to Sense.

As at February 29, 2008, the royalty payable related to the Guardian Alert License  was $480,000 (2007: $480,000).

In order to retain the exclusive right to manufacture, market and distribute the Guardian Alert, the Company had been required, upon being assigned the license, to manufacture and sell various minimum numbers of units by certain milestone dates.  As a result of not being able to meet the minimum milestone requirements under the license agreement, during the year ended February 28, 2004, the Company determined that it did not wish to retain the exclusive right to manufacture, market and distribute the Guardian Alert unit and, with agreement of the licensor, ceased accruing the minimum royalty due to the licensor.  Any product sales subsequent to this date are considered to be part of the minimum royalty until such time that amounts exceed the minimum royalty accrued.

During the year ended February 28, 2005, based on an assessment of recoverability that took into consideration a history of operating losses and a forecast that demonstrated continuing losses associated with the use of the Guardian Alert license, the Company wrote-down the license rights to a nominal value of $1.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 9

Note 4

Intangible Assets – (cont’d)

Scope Out Mirror License

During the year ended February 28, 2005, the Company acquired a license with a unlimited life to manufacture, sell, deliver and install the Lateral-View Mirror (“Scope Out Mirror”).  As consideration, the Company paid a license fee of $150,000.

During the year ended February 28, 2007, the Company determined the license was impaired and accordingly, wrote it down to a nominal value of $1 (Note 19(a)).

Pursuant to the Scope Out Mirror License agreement, the Company is obligated to pay a royalty of 10% of the wholesale price for each Scope Out Mirror sold which, in any event, shall not be less than $2.00 per unit.

In order to retain the exclusive right to manufacture, sell, deliver and install the Scope Out Mirror, the Company is required to pay the royalty due on the following minimum number of units sold:

i)

30,000 units per year for the years ended September 23, 2005 and 2006;

ii)

60,000 units for the year ended September 23, 2007; and

iii)

100,000 units per year in the years ended September 23, 2008 and thereafter.

During the year ended February 29, 2008, the Company accrued $162,500 (2007: $60,000) in respect of the royalty owed in respect of the Scope Out Mirror License agreement.  Under the terms and conditions of the license agreement, the Company is obligated to pay interest on the outstanding royalty payable to the extent that the minimum royalties due under the agreement have not been paid and is calculated at a rate of 8% per annum.  As of February 29, 2008, the Company has accrued $11,000 (2007: Nil) as interest payable.

Note 5

Accounts Payable – Note 13

	February 29,	February 28,
	2008	2007

Trade payables	$ 304,372	$ 185,955
Accrued fees	130,000	15,000
Accrued payroll	55,804	54,026
Accrued interest payable	185,348	96,485
Accrued non resident withholding taxes, including accrued interest – Note 19(b)	109,960	100,840
Accrued royalties payable	713,500	540,000
Accrued taxes payable	19,139	19,054

	$ 1,518,123	$ 1,011,360

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 10

Note 5

Accounts Payable – Note 13 – (cont’d)

Included in the accrued fees was $100,000 payable to a consulting firm.  During the year ended February 29, 2008, the Company entered into a consulting agreement with an unrelated company.  The Company received the services and as consideration, the Company agreed to pay $100,000 in cash and to issue 1,111,111 common shares of the Company.  As of February 29, 2008, the shares have yet to be issued.  The fair value of the shares was at $0.08 per share based on the quoted market share price at February 29, 2008.

Note 6

Advances Payable – Note 13

Advances payable are unsecured, non-interest bearing and have no specific terms of repayment.

Note 7

Convertible Promissory Notes Payable

	February 29,	February 28,
	2008	2007

Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal and interest owed.  As at February 28, 2008 and 2007, these notes were in arrears.

	$ 534,447	$ 534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgements against the Company.	50,000	50,000

	584,447	584,447
Less: current portion	(584,447)	(584,447)

Long-term portion	$ -	$ -

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 11

Note 8

Promissory Note Payable – Note 12

	February 29,	February 28,
	2008	2007

Promissory notes payable, unsecured, bearing interest at the rate of 10% per annum with repayment terms between October 2006 and March 1, 2007.	$ 105,000	$ 75,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between October 2006 and March 1, 2007.	240,000	-
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 12% per annum and maturing on November 1, 2008. The note is repayable in monthly payments of $750 representing interest only with the principal balance due entirely on maturity.	75,000	-
Promissory note payable, personally guaranteed by a director of the Company bearing interest at 12% per annum and maturing on March 1, 2009. The note is repayable in monthly principal and interest payments of $2,479.	25,852	-
	445,852	75,000
Less: current portion	(445,852)	(75,000)

Long-term portion	$ -	$ -

Note 9

Preferred Stock

The Class A preferred shares entitle the holders thereof to cumulative dividends of $0.10 per share annually and the right to convert the preferred shares into common shares at the rate of $0.29 per share. The shares were redeemable at the option of the Company at any time after August 30, 2005 at the redemption price of $1.00 per share plus payment of unpaid dividends.

Dividends on preferred shares are payable annually on July 31 of each year.  During the year ended February 29, 2008, the Company accrued dividends payable of $31,588 (2007: $31,595).  During the year ended February 28, 2007, the Company converted 27,134 preferred shares valued at $27,134 into common shares of the Company at the ratio of 3.448 common shares for each preferred share held for a total of 93,566 common shares.  The Company also converted $6,624 of accrued preferred share dividends payable at the rate of 3.448 common shares for each $1 of accrued dividends payable outstanding for a total of 22,841 common shares.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 12

Note 10

Common Stock

a)

Escrow

At February 29, 2008 and 2007, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent.  Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company.  Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company.  The release of these shares is subject to the direction or determination of the relevant regulatory authorities.  The escrow shares have been excluded from the calculation of weighted average number of shares outstanding for the year on the statements of loss.  Upon the performance has achieved, the Company will record a compensation expense equal to the fair value of the common share upon the date of release.

b)

Right-to-Purchase Common Shares

During the year ended February 28, 2007, the Company granted the right to purchase 2,000,000 common shares at $0.10 per share for a period of two years in exchange for consulting services subject to completion of certain milestone achievements.  As the required milestone was completed prior to the year ended, the Company recognized $380,220 as consultant fees for the year ended February 28, 2007 and credited to additional paid-in capital.  The consultant exercised the right to purchase the 2,000,000 common shares during the year, the Company had reclassified the $380,220 from additional paid-in capital to share capital.

This Right-to-Purchase, accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-based Payments”, and EITF 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, was valued at $380,220 using the Black-Scholes option value pricing model based on historical share price with the following assumptions:

Expected dividend yield	0.00%
Expected volatility	174.49%
Risk-free interest rate	3.91%
Expected term in years	2 years

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 13

Note 10

Common Stock – (cont’d)

b)

Right-to-Purchase Common Shares – (cont’d)

During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 2,500,000 common shares for past services provided.  The fair value of each common share was $0.08 on the grant date.  The shares, fully vested and non-forfeitable on the grant date, have not yet been issued.  The Company has recognized $200,000 as additional management fees on the Statement of Loss and as Common Shares to be Issued on the 2008 Balance Sheet. Further, in connection with a consulting services agreement, the Company also committed to issue 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on the quoted market price of the Company’s common shares.

c)

Commitments

Stock-based Compensation Plan

The Company has adopted a Stock Option Plan (‘the plan”) in which the Compensation Committee of the Board of Directors makes a determination to whom options should be granted and at what price and their terms of vesting. The maximum number of shares to be issued under the plan is 2,000,000 shares.

The Company adopted SFAS No.123R commenced on March 1, 2006. Effective with the adoption SFAS No.123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

The expected volatility of options granted has been determined using the method described under SFAS No. 123R using the historical stock price. The Company uses historical data to estimate option exercise, forfeiture and employee termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No.123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on the best estimate, management applied the estimated forfeiture rate of Nil in determining the expense recorded in the accompanying Statement of Loss.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 14

Note 10

Common Stock – (cont’d)

c)

Commitments – (cont’d)

Stock-based Compensation Plan – (cont’d)

The Company has granted employees and directors common share purchase options.  These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

	February 29, 2008
		Weighted
		Average
		Exercise
	Options	Price

Outstanding and exercisable at beginning of the year	275,000	$0.91
Granted	1,000,000	$0.05
Expired	(250,000)	$0.90

Outstanding and exercisable, February 29, 2008	1,025,000	$0.07

	February 28, 2007
		Weighted
		Average
		Exercise
	Options	Price

Outstanding and exercisable at beginning of the year	350,000	$1.12
Expired	(75,000)	$1.88

Outstanding and exercisable, February 28, 2007	275,000	$0.91

The weighted average remaining contractual life of the share purchase options at February 29, 2008 is 3.24 years (February 28, 2007: 0.87 years)

For the year ended February 29, 2008, the Company granted a total of 1,000,000 options expiring on December 31, 2012 to the directors of the Company.  These options vested at the grant date with exercise price of $0.05 per share.  The fair value of these options was $0.07 per share, totaling $74,800 which was recognized as management fee in the year ended February 29, 2008.  The fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 15

Note 10

Common Stock – (cont’d)

c)

Commitments – (cont’d)

Stock-based Compensation Plan – (cont’d)

	2008	2007

Expected dividend yield	0.0%	-
Expected volatility	261%	-
Risk-free interest rate	3.86%	-
Expected term in years	5 years	-

As at February 29, 2008, the unamortized compensation expense on the outstanding options was $Nil (2007: $Nil).

At February 29, 2008, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

		Aggregate Intrinsic
	Exercise	Value Closing
Number	Price	Price	Expiry Date

25,000*	$1.00	$ -	March 14, 2008
1,000,000	$0.05	$30,000	December 31, 2012
1,025,000

* Subsequent to February 29, 2008, the 25,000 share purchase options expired unexercised.

Warrants

As of February 29, 2008 and February 28, 2007, the Company had no outstanding warrants.

Common Shares Subscribed

As at February 29, 2008, the Company has received $21,000 in respect of private placements of 140,000 common shares at $0.15 per share, $579,500 in respect of private placements of 5,795,000 common shares at $0.10 per share and $50,000 in respect of private placements of 1,000,000 common shares at $0.05.  Subsequent to February 29, 2008, the Company issued  6,860,000 common shares.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 16

Note 10

Common Stock – (cont’d)

c)

Commitments – (cont’d)

Common Shares Subscribed – (cont’d)

As at February 28, 2007, the Company had received $21,000 in respect of private placements of 140,000 common shares at $0.15 per share and $419,500 in respect of private placements of 4,195,000 common shares at $0.10 per share.  As at February 28, 2007, these shares had not been issued.

Common Stock Subscription receivable

Subsequent to February 29, 2008, a total of 1,530,900 common shares which were previously issued to third party investors pursuant to a subscription agreement, but unpaid were returned to the treasury for nil consideration.  No gain or loss was recognized on the redemption.

Note 11

Promissory Note Receivable

The promissory note receivable in the principal amount of $585,000 (2007: $585,000) due from significant stockholders of the Company is due on demand, secured by a pledge of shares of a company owned by stockholders of the Company and bears interest at 9% per annum.  During the year ended February 29, 2008, the Company recorded a write-down of $585,000 as a result of determining the promissory note receivable to be uncollectible.

Note 12

Write-off inventory

During the year ended February 29, 2008, the Company wrote off the slow-moving and obsolete inventory totaling $76,891 (2007: $68,307).

Note 13

Related Party Transactions

The Company incurred the following charges with directors, stockholders and companies with common directors and stockholders:

	February 29,	February 28,
	2008	2007

Interest expense	$ 32,143	$ 64,594
Legal, accounting and audit fees	$ 17,150	$ 10,305

As at February 29, 2008, included in the trade payables (Note 5) is $33,495 (2007: $36,343) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (2007: $480,000) owing to stockholders of the Company  in respect of royalties payable and $50,992 (2007: $50,992) owing to the former president of the Company in respect of unpaid wages.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 17

Note 13

Related Party Transactions – (cont’d)

At February 29, 2008, advances payable of $40,050 (2007: $30,900) are due to a company controlled by a director of the Company.

At February 29, 2008, promissory notes payable of $345,000 (2007:  $75,000) is due to a profit sharing and retirement plan which is administered by a director of the Company.

The accounts payable and advances payable are unsecured, non-interest bearing and have no specific terms of repayment.

Note 14

Income Taxes

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	February 29,	February 28,
	2008	2007
	(26.00%)	(34.12%)

Net operating loss carryforwards	$ 1,356,000	$ 1,307,000
Equipment	5,000	-
Valuation allowance for deferred tax assets	(1,361,000)	(1,307,000)

Net deferred tax assets	$ -	$ -

The provision for income taxes differ from the amount established using the Canadian statutory income tax rate as follows:

	February 29,	February 28,
	2008	2007

Income benefit at statutory rate	$ (697,000)	$ (485,000)
Stock based compensation	26,000	-
Reduction in tax rates	425,000	-
Write-off of note receivable	200,000	-
Other differences	(8,000)	67,000
Increase in valuation allowance	54,000	418,000

Deferred income tax recovery	$ -	$ -

As of February 29, 2008, the Company had net operating loss carryforwards of approximately $5,216,000 available to offset future taxable income.  The carryforwards will begin expiring in 2010 unless utilized in earlier years.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 18

Note 14

Income Taxes – (cont’d)

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both February 29, 2008 and February 28, 2007.

Uncertain Tax Positions

On March 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  All our tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation.  The Company currently has no tax years under examination.

Based on the management’s assessment of FIN 48, they concluded that the adoption of FIN 48, as of March 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustment to the opening balance sheet accounts.   The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of February 29, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company is in arrears on filing its statutory income tax returns and is therefore has estimated the expected amount of loss carry forwards available once the outstanding returns are filed.  The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

Note 15

Commitments and Contractual Obligations

a)

In accordance with the terms of a development and consulting agreement dated May 27, 1997, the Company has agreed to pay a royalty of $0.50 for each unit sold of the backup radar collision avoidance device up to a maximum of 200,000 units.

b)

The Company has entered into a lease agreement for office premises in Chandler, Arizona requiring a base monthly rental payment of $4,085 until September, 2010.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 19

Note 16

Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  The following transactions were excluded from the statements of cash flows:

During the year ended February 29, 2008, the Company granted 2,500,000 common shares to a director and an officer of the Company.  The fair value of the services provided ($200,000) was recorded as management fees (Note 10(b)).   In connection with a consulting services agreement, the Company also granted 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on quoted market price of the common shares as of February 29, 2008.

During the year ended February 28, 2007, the Company issued 116,407 common shares pursuant to an agreement to convert 27,134 preferred shares valued at $27,134 to common shares and also to convert accrued preferred share dividends payable thereon totaling $6,624 to common shares.

Note 17

Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Note 18

Segmented information and sales concentration

The Company operates in one industry segment being the production, marketing and distribution of safety awareness products in the automotive industry. Substantially, all of the Company’s operations, and assets are located in the United States. During the year ended February 29, 2008, there were two customers that accounted for $32,485 (43%) of sales revenue.  During the year ended February 28, 2007, there were no significant customers that accounted for greater than 10% of the sales revenue.

Note 19

Restatement of 2007 Financial Statements

a)

Recognition of Impairment of Intangible Assets

Subsequent to the issuance of the financial statements for the fiscal year ended February 28, 2007, the Company has corrected an error in respect of the valuation of its intangible assets.  Based on the undiscounted cash flows analysis, the potential sales from the underlying licenses would not be sufficient to cover the costs associated with the products.  Management misinterpreted the information contained in the impairment assessment in completing its 2007 financial statements.  The Company has now recognized the impairment of its intangible assets during the year ended 2007 and as a result, has written down its intangible assets by $196,107 which increased the net loss and accumulated deficit in 2007 by $196,107.  The statement of cash flows was unaffected by the restatement.

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 20

Note 19

Restatement of 2007 Financial Statements – (cont’d)

(b)

Calculation of non-resident withholding taxes and interest

Subsequent to the issuance of the financial statements for the year ended February 28, 2007, the Company has corrected errors in the omission of an accrual of non-resident withholding taxes and the associated interest during the period from 1999 to 2007.  As a result of the correction, the Company has now recorded an accrual for non-resident withholding tax and the associated interest and penalty of $100,840 at February 28, 2007, of which $7,668 of interest relates to the fiscal year ended 2007 and $93,172 (of withholding taxes and associated interest) related to the periods prior to fiscal year ended 2007.  As a result, the accumulated deficit as of March 1, 2006 had been increased by $93,172 and the net loss for the year ended February 28, 2007 had also been increased by $7,668.  The Company has also increased the accounts payable as of February 28, 2007 by $100,840.  The statement of cash flows was not affected by the restatement due to correction of errors.

The following represents the effect on the Company’s prior balance sheet after giving effect to the restatement adjustments discussed above:

February 28,
2007

Intangible assets
As previously recorded	$ 196,109
Impairment of Intangible assets (a)	196,107

As restated	$ 2

February 28,
2007

Accounts payable
As previously recorded	$ 910,520
Calculation of non-resident taxes and interest (b)	100,840

As restated	$ 1,011,360

February 28,
2007

Accumulated deficit
As previously recorded	$ (13,103,406)
Impairment of Intangible assets (a)	(196,107)
Calculation of non-resident taxes and interest (b)	(100,840)

As restated	$ (13,400,353)

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Financial Statements

February 29, 2008 and February 28, 2007

(Stated in US Dollars) – Page 21

Note 19

Restatement of 2007 Financial Statements – (cont’d)

The following represents the Company’s net loss as previously reported and after giving effect to the restatement adjustments for the year ended February 28, 2007:

February 28,
2007

Net Loss for the year
As previously recorded	$ (1,225,095)
Impairment of intangible assets (a)	(196,107)
Interest on unpaid withholding taxes (b)	(7,668)

As restated	$ (1,428,870)

Loss per share – basic and diluted
As previously recorded	$ (0.03)
Impairment of intangible assets(a), and interest on non-resident taxes (b)	(0.01)

As restated	$ (0.04)

______________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

10KSB

______________________________________________________________________________________________________________