Form 10-Q
period 2008-05-31
SENSE TECHNOLOGIES INC
filed 2008-07-22
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number  000-29990

SENSE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

British Columbia	90010141
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2535 N Carleton Avenue, Grand Island, Nebraska
(Address of principal executive offices) (zip code)

(308) 381-1355
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☐

F2

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

50,904,651 common shares issued and outstanding as of July 21, 2008

F3

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended May 31, 2008, includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” of this quarterly report.

As used in this quarterly report, the terms “we”, “us” and “our” means  Sense Technologies Inc., unless otherwise indicated.

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

Our shares are currently quoted on the Over-the-Counter market.  We were previously listed on the both the Canadian Venture Exchange (now called the TSX Venture Exchange) and the Nasdaq SmallCap Market.  We voluntarily delisted our shares from the Canadian Venture Exchange on October 3, 2001.  On April 25, 2002 our stock was delisted from the Nasdaq Small Cap Market as we were unable to meet quantitative listing requirements.

Our administrative office is located at 2535 N. Carleton Avenue, Grand Island, Nebraska

.

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

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

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

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

The external units are produced by us using various suppliers.  The external units can be manufactured in various shapes to suit a wide variety of vehicles.  For example, we produce a trailer hitch mount version which fits directly into the receiver on a trailer hitch when not towing.  We also produce a version that is mounted under the skin of a plastic bumper in order that the aesthetics of a vehicle are not affected.  Our distribution partner has developed six design options ranging from a license plate mount, to sensors protected by steel casings for commercial applications.

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

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

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

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

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

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

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

Pursuant to these licenses, we are required to make royalty payments to the licensors and meet sales targets as follows:

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

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

Governmental Approval

Because our Guardian Alert product is an emitting device, the Federal Communications Commission (FCC) we were required to obtain equipment authorization which was granted on October 31, 1995.  The microwave signals emitted by the device can potentially interfere with radar detectors and other existing emitting systems. All FCC tests have been completed and a FCC certification in the name of Sense Technologies Inc. has been obtained. There are no other material regulatory approvals required for Sense to achieve its stated business objectives

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results may differ materially from those anticipated in these forward-looking statements

For the three months ended May 31, 2008 and May 31, 2007

Net Loss

Our net loss for the three months ended May  31, 2008 was $161,595 as compared to a net loss of $156,546 for the three months ended May 31, 2007.

Sales and Direct Costs

Sales for the three months ended May 31, 2008 were $16,337, which represents a 79% increase from sales of $9,124 for the three months ended May 31, 2007.  Sales increased due to product timing needs of one of our larger customers.  While this is a large increase over last year, it is well insufficient to cover our expenses.

Direct costs for the three months ended May 31, 2008 were $38,393 a decrease of 3% from the direct costs of sales of $39,467 for the three months ended May 31, 2007. The most significant component of direct costs is the minimum royalty we accrue in order to maintain our exclusive license for the ScopeOut® products. Commencing with our fiscal year beginning March 1, 2008, we are accruing the ScopeOut® royalty on a quarterly basis. Accordingly, we have restated the results the operations for the three months ended May 31, 2007 to reflect the operations had we accrued the minimum royalty in that period. For each of the three month period ended May 31, 2008 and May 31, 2007, we accrued $30,000 in respect of required minimum royalty in order to maintain our exclusive right to manufacture and market the ScopeOut® products.

Operating Expenses

Total operating expenses for the three months ended May 31, 2008 were $109,787 which represents a 2.7% increase in total operating expenses of $106,915 for the three months ended May 31, 2007.  Advertising and marketing expenses, consulting fees, and insurance constitute the major components of our total operating expenses.

Advertising and marketing expenses for the three months ended May 31, 2008 were $50,149, which represents a 13% decrease in advertising and marketing expenses of $57,971 for the three months ended May 31, 2007.   The Company is continuing to emphasize marketing of the ScopeOut® products.

Consulting fees for the three months ended May 31, 2008 were $18,300 which represents a 192% increase in consulting fees of $6,260 for the three months ended May 31, 2007.  This increase is due to elective consulting on our Guardian Alert® products.

Insurance expense for the three months ended May 31, 2008 was $8,638, a decrease of 11.4 % from the insurance expense of $9,758. The decrease in insurance expense is largely attributable to decreased premiums for each of the product liability and directors and officers policies.

Other Income and Expenses

During the three months ended May 31, 2008, we incurred interest charges of $32,879, a 70% increase from interest charges of $19,288 during the three months ended May 31, 2007.The principal reason for the increase in interest expense is that we have issued more promissory notes in order to obtain financing for our operations.

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

Our company’s principal cash requirements are for operating expenses, including inventory purchases, which we anticipate will rise as our sales increase.

Capital Resources

As of May 31, 2008, we had cash of $794.  As of March 31, 2008, we had a working capital deficiency of $2,829,609 compared with a working capital deficiency of $2,701,908 as of February 29, 2008, which represents an increase in our working capital deficiency of $127,701.  The increase in the working capital deficiency is due to incurring more advances payable for the three months ended May 31, 2008.

We have suffered recurring losses. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash and cash equivalents and cash provided by operating activities will not be sufficient to meet our working capital requirements for the next twelve month period.  We estimate that we will require approximately $1,500,000 over the next twelve month period ending May 31, 2009 to fund our operating cash shortfall.

We are hopeful that internal cash flow will cover our cash requirements, but otherwise plan to raise additional capital as required to meet the balance of our estimated funding requirements through May 31, 2009, through either or a combination of:

(1)	issuance of promissory notes payable
(2)	private placements of our common shares

(3)	cash flow from operations

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. In respect of our cash requirements, we plan to raise $50,000 from equity investors via private placements of our common stock  and we need to secure debt financing through a line of credit facility in the amount of $400,000 to finance our initial inventory purchases. Should our inventory not turn over as anticipated, we will need to raise additional funds through a combination of debt issuances and equity offerings. Given our lack of sales in recent years, projecting cash flow from operations is inherently uncertain.  Any funds we generate from operations must, in part, be used to pay down our debt obligations which total $1,366,912 as at May 31, 2008. Our convertible promissory notes payable totalling $584,000 and various accounts payable are significantly in arrears.  While we anticipate being successful in obtaining our required financing, there is no assurance we will be able to do so at terms we find acceptable.   Additionally, we rely upon the continuing support and patience of creditors in connection with current and in-arrears amounts owed to them.  The failure to obtain sufficient financing or continued support of the creditors could result in our company ceasing operations.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our current product offerings and any new product offerings that we may introduce, the continuing successful development of our product offerings and related technologies, and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended February 29, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

Cash Flow Used in Operating Activities

Operating activities used cash of $140,728 for the three months ended May 31, 2008 as compared to $141,192 for the three months ended May 31, 2007.  The cash used in operating activities for the three month period ended March 31, 2008, was primarily attributable to our net loss for the period.

We anticipate that operating expenses will increase through the remainder of the 2009 fiscal year.  We intend to incur higher operating costs to fund increased sales and marketing activities over the next two years.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $140,534 for the three months ended May 31, 2008 as compared to $141,692 for the three months ended May 31, 2007.  The cash received during the respective periods were proceeds from certain advances and subscriptions received..

Capital Expenditures

We do not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  Our company does not engage in trading activities involving non-exchange traded contracts.

SIGNIFICANT ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.  Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies.  Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes.  These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Revenue Recognition

Revenue from the sales of our products, is recognized when the product is delivered, the selling price is fixed and determinable, the resulting receivable is deemed collectible by management and any uncertainties with regard to customer acceptance are insignificant.  Products are generally shipped “FOB shipping point” with rights of return and revenues are not recognized until such time that all of the criteria of Statement of Financial Accounting Standard (“SFAS”) 48 “Revenue Recognition When Right of Return Exists” are met.  We consider factors including customer type, fees and our ability to reasonably estimate returns in determining whether revenue can be recognized from these sales. We generally warrant our products against defects in materials and workmanship.  The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of specific customers to meet their financial obligations to us.  In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations.  Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates.  If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required.  In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to selling and administrative expense in the period in which we made such a determination.

Inventory Reserves

We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions.  If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable market value.  This reserve is recorded as a charge to cost of goods sold.  If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of goods sold.

Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Statement of Operations.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  Management continually evaluates our deferred tax asset as to whether it is likely that the deferred tax assets will be realized.  If management ever determined that our deferred tax asset was not likely to be realized, a write-down of that asset would be required and would be reflected in the provision for taxes in the accompanying period.

Recently Issued Accounting Standards

FAS 141R

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘FAS 141R’’), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning March 1, 2009. We are currently evaluating the impact of the provisions of FAS 141R

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 became effective for the financial statements issued for the fiscal year beginning March 1, 2008. There was no material impact to our  financial statements upon adoption of this new pronouncement..

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

SFAS No. 159

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No.  115", ("FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is expected to expand the use of fair value measurement.  FAS 159 became effective for the financial statements issued for the fiscal year beginning March 1, 2008. There was no material impact to our financial statements upon adoption of this new pronouncement.

FAS 161

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133.  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will be our fiscal year beginning March 1, 2009. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently evaluating the impact that the adoption of SFAS 161 might have on its financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T.  Controls and Procedures.

We have effected a restatement of our financial results for the three months ended May 31, 2007 which was derived from the restatement of our annual resultys for the year ended February 28, 2007.

The Restatement

This restatement was effected to correct an error in our accounting treatment of accruing the minimum royalty payable due under the ScopeOut® license. Prior to March 1, 2008, we had been accruing the minimum royalty in accordance with the license on an annual basis whereas we should have been accruing the royalty on a quarterly basis in conjunction with our quarterly reporting periods.

As a result of our review of this accounting procedure, the effect of the adjustment is discussed in Note 11 to our May 31, 2008 financial statements.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our president, secretary and treasurer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, our Chief Executive Officer after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations as noted below and in our annual report on Form 10-KSB, as of May 31, 2008 our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

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

Our company's accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's May 31, 2008 and February 29, 2008 financial statements.

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

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

As of July 21, 2008, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this quarterly report.  No director, officer or affiliate of our company, or any registered or beneficial shareholder, is an adverse party or has a potential interest adverse to our company.

Item 1A.  Risk Factors.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.  Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and commercialize our technologies will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business.  Specifically, we will need to raise additional funds to:

-

support our planned growth and carry out our business plan;

-

continue progress in our research and development programs;

-

protect our intellectual property;

-

hire top quality personnel for all areas of our business;

-

address competing technological and market developments;

-

establish additional collaborative relationships; and

-

manufacture and distribute the ScopeOut® products.

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

We may not be able to obtain additional equity or debt financing on acceptable terms as required.  Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements.  If we require but are unable to obtain additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively.  More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a history of losses which raise substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $161,595 for the three months ended May 31, 2008.  At May 31, 2008, the accumulated deficit was $15,635,240.  We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative.  We are engaged in the business of manufacturing and distributing ScopeOut® products. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the near future. Any profitability in the future from our business will be dependent upon the successful commercialization of the ScopeOut® patent, which itself is subject to numerous risk factors as set forth herein.

We expect to continue to incur development costs and operating costs.  Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization of the ScopeOut® patent.  Our history of losses raises substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in the independent registered public accounting firm’s report on the financial statements of our company for the year ended February 29, 2008.  If the going concern assumption was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, the reported loss and the balance sheet classification used.

Our company relies upon the successful research and development of new products but we can offer no assurance that our research and development efforts will produce positive results or keep pace with our competitors.

Research and development activities are inherently uncertain, and we could encounter practical difficulties in commercializing our research and development results.  Our expenditures on research and development may not produce corresponding benefits.  Other companies are developing a variety of competing products that could produce products that prove more cost-effective or have better performance than our current or future ScopeOut® products.  As a result, our products may be rendered obsolete by the technological advances of others, which could reduce our net sales and market share.

It could prove costly for us to effectively compete in the intensely competitive automotive safety products  industry, which failure could negatively impact our financial results.

Many companies which are candidates to market our products are large, sophisticated and completing  business relationships with them proves to be time-consuming..  Additionally, the strength of our patents and software encryption may dictate whether such companies choose to utilize our products in their business plans or simply attempt to copy our products and compete with us.  In certain cases, we attempt to obtain agreements with such companies to not improperly disclose information about our products, but not all companies are willing to enter such an agreement.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

Our success and ability to compete depends to a significant degree on our proprietary technology.  If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively.  The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of provisional patent applications, patents, trademarks and trade secrets.  These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights.  Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.  We may need to bring legal claims to enforce or protect such intellectual property rights.  Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company’s resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid.  Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

Our products may subject us to product liability exposure and our product liability insurance may not be sufficient to cover these claims.

Use of our products may expose us to product liability claims in the event they cause injury or harm our customers or third parties’ businesses.  Although we have product liability insurance, it is possible that our insurance coverage could be insufficient to fully cover potential claims.  Due to our limited financial resources, we may not be able to satisfy any liability resulting from these claims, which would negatively affect our financial condition.

If we fail to effectively manage the growth of our company and the commercialization of our product line, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our product line and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business.  We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions.  We anticipate that we will be required to hire additional personnel in order to successfully advance our operations.  This growth is likely to place a strain on our management and operational resources.  The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations.  If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations.  If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

Our board of directors may choose to issue additional common shares to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC market.  Trading of our stock through the OTC market is frequently thin and highly volatile.  There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock.  The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.  In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On March 25 2008, one investor under Rule 506 of Regulation D, subscribed for 100,000 common shares at a price of $.10 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

On April 18, 2008, one investor under Rule 506 of Regulation D, subscribed for 100,000 common shares at a price of $.10 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On April 19, 2008, one investor under Rule 506 of Regulation D, subscribed for 100,000 common shares at a price of $.10 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	The Articles of Continuance	Incorporated by reference as Exhibit 3.1 to the Company’s Form 10-KSB, filed with the SEC on May 24, 2002 (“2002 Form 10-KSB”)
3.2	By-Laws	Incorporated by reference as Exhibit 3.2 to the 2002 Form 10-KSB
3.3	Articles of Amendment	Incorporated by reference to as Appendix A to the Company’s Schedule 14A – Definitive Proxy Statement, filed with the SEC on June 17, 2002 (“Schedule 14A”)
10.1	Amended Stock Option Agreement dated October 2, 2001 between Bruce E. Schreiner and the Company.	Incorporated by reference as Exhibit 10.1 to the 2002 Form 10-KSB
10.2	Two (2) Amended Stock Option Agreements both dated October 2, 2001 between Cynthia L. Schroeder and the Company.	Incorporated by reference as Exhibit 10.2 to the 2002 Form 10-KSB
10.3	2002 Stock Option Plan	Incorporated by reference as Appendix B to the 2002 Schedule 14A

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

10.4	License agreement with Palowmar Industries, LLC and Lowell Martinson, inventor respecting the ScopeOut® product.	Incorporated by reference as Exhibit 10.4 to the 2006 Form 10-KSB

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Bruce Schreiner

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Bruce Schreiner
(33)*	Financial Statements
* Filed herewith

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSE TECHNOLOGIES INC.

By:  /s/  Bruce Schreiner
Bruce Schreiner, President
(Principal Executive Officer and Principal Financial
Officer and Principal Accounting Officer)
July 21, 2008

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

Exhibit 31.1

CERTIFICATION

PURSUANT TO RULE 13a-14(a) OR 15d-14(a)

OF THE U.S SECURITIES EXCHANGE ACT OF 1934

I, Bruce E. Schreiner, certify that:

1.

I have reviewed this report of the fiscal quarter ended May 31, 2008 of Sense Technologies, Inc.

2.

Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statement, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15e)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which the annual report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

c)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.

5.

The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s control over financial reporting.

By:  /s/ Bruce E. Schreiner

Bruce E. Schreiner

Dated July 21, 2008

President and Principal Financial Officer

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of Sense Technologies Inc. (the “Company”) on Form 10-QSB for the fiscal quarter ended May 31, 2008 as filed with the Securities and Exchange Commission (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Bruce E. Schreiner

Bruce E. Schreiner

Dated July 21, 2008

President and Principal Financial Officer

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

May 31, 2008

(Stated in US Dollars)

(Unaudited)

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

BALANCE SHEETS

May 31, 2008 and February 29, 2008

(Stated in US Dollars)

		May 31,
		2008	February 29,
		(unaudited)	2008
ASSETS
Current
Cash		$ 794	$ 988
Accounts receivable		3,615	-
Inventory		41,235	41,235
Prepaids		23,509	30,466

		69,153	72,689
Equipment		72,010	75,904
Intangible assets		2	2
Security deposit		15,699	15,699

		$ 156,864	$ 164,294

LIABILITIES

Current
Bank overdraft		$ 96	$ 9,575
Accounts payable – Note 8		1,531,754	1,518,123
Promissory note payable – Notes 3 and 8		436,165	445,852
Advances payable – Notes 4 and 8		174,750	45,050
Dividends payable		171,550	171,550
Convertible promissory notes payable – Note 5		584,447	584,447

		2,898,762	2,774,597

CAPITAL DEFICIT

Class A preferred shares, without par value, redeemable at $1 per share – Note 6
20,000,000	shares authorized, 315,916 shares issued at May 31, 2008 (February 29, 2008: 315,916)	315,914	315,914
Common stock, without par value – Note 7
100,000,000	shares authorized, 45,575,551 shares issued at May 31, 2008 (February 29, 2008: 45,575,551)	12,362,142	12,362,142
Common stock subscribed – Note 7		680,500	650,500
Common stock subscriptions receivable – Note 7		(891,432)	(891,432)
Common stock to be issued – Note 7		288,889	288,889
Additional paid-in capital		137,329	137,329
Accumulated deficit		(15,635,240)	(15,473,645)

		(2,741,898)	(2,610,303)

		$ 156,864	$ 164,294

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

INTERIM STATEMENTS OF OPERATIONS

for the three months ended May 31, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

		2007
		(Restated -
	2008	Note 11)

Sales – Note 10	$ 16,337	$ 9,124

Cost of sales	-	2,327
Commissions	5,100	-
Manufacturing expenses	3,293	-
Research and development	-	7,140
Royalties	30,000	30,000

	38,393	39,467

	(22,056)	(30,343)

Expenses
Advertising and marketing	50,149	57,971
Amortization	3,894	2,686
Consulting fees	18,300	6,260
Contract labour	3,000	2,000
Filing fees	-	955
Insurance	8,638	9,758
Legal, accounting and audit fees	680	-
Office and miscellaneous	2,074	1,066
Rent	16,434	16,420
Telephone and utilities	1,100	1,527
Travel and automotive	2,788	5,601
Wages	2,730	2,671

	(109,787)	(106,915)

Loss before other items	(131,843)	(137,258)

Other items:
Other income	3,127	-
Interest – Note 8	(32,879)	(19,288)

Net loss for the period	$ (161,595)	$ (156,546)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	45,688,889	44,015,361

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended May 31, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

		2007
		(Restated -
	2008	Note 11)

Operating Activities
Net loss for the period	$ (161,595)	$ (156,546)
Add items not involving cash:
Amortization	3,894	2,686
Changes in non-cash working capital balances related to operations:
Accounts receivable	(3,615)	-
Prepaids	6,957	(6,952)
Accounts payable and accrued liabilities	13,631	19,620

Cash used in operating activities	(140,728)	(141,192)

Financing Activities
Advances payable	129,700	(25,900)
Bank overdraft	(9,479)	2,592
Promissory notes payable	(9,687)	150,000
Proceeds from common share subscriptions	30,000	15,000

Cash provided by financing activities	140,534	141,692

Investing Activity
Patent costs	-	(500)

Cash used in investing activity	-	(500)

Decrease in cash during the period	(194)	-

Cash, beginning of the period	988	-

Cash, end of the period	$ 794	$ -

Supplementary cash flow information:
Cash paid for
Interest	$ -	$ -
Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

STATEMENT OF CHANGES IN CAPITAL DEFICIT

for the period ended May 31, 2008

(Stated in US Dollars)

(Unaudited)

	Common Stock		Preferred Stock			Promissory	Common	Common Stock
	Issued		Issued		Paid-in	Note	Stock	to be	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	Issued	Receivable	Deficit	Total

Balance, February 28, 2007	45,575,551	$ 12,362,142	315,916	$ 315,914	$ 62,529	$ (585,000)	$ 440,500	$ -	$ (891,432)	$ (13,400,353)	$ (1,695,700)
Common share subscriptions	-	-	-	-	-	-	210,000	-	-	-	210,000
Write-off of promissory note receivable	-	-	-	-	-	585,000	-	-	-	-	585,000
Consulting fees	-	-	-	-	-	-	-	88,889	-	-	88,889
Management fees	-	-	-	-	74,800	-	-	200,000	-	-	274,800
Dividends	-	-	-	-	-	-	-	-	-	(31,588)	(31,588)
Net loss for the year	-	-	-	-	-	-	-	-	-	(2,041,704)	(2,041,704)

Balance, February 29, 2008	45,575,551	12,362,142	315,916	315,914	137,329	-	650,500	288,889	(891,432)	(15,473,645)	(2,610,303)
Common share subscriptions	-	-	-	-	-	-	30,000	-	-	-	30,000
Net loss for the period	-	-	-	-	-	-	-	-	-	(161,595)	(161595)

Balance, May 31, 2008	45,575,551	$ 12,362,142	315,916	$ 315,914	$ 137,329	$ -	680,500	$ 288,889	$ (891,432)	$ (15,635,240)	$ (2,741,898)

SEE ACCOMPANYING NOTES

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2008

(Stated in U.S. Dollars)

(Unaudited)

Note 1

Nature of Operations and Ability to Continue as a Going Concern

The Company holds an exclusive license to manufacture, distribute, market and sell the ScopeOut® product, a system of specially designed mirrors which are placed at specific points on automobiles, trucks, sport utility vehicles or commercial vehicles to offer drivers a more complete view behind the vehicle.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At May 31, 2008, the Company had not yet achieved profitable operations, had an accumulated deficit of $15,635,240 (February 29, 2008 - $15,473,645) since its inception and incurred a net loss for the three months ended May 31, 2008 of $161,595 (2007 (restated) - $ 156,546) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2009 to be $1,580,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended February 29, 2008. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on February 28, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

Note 2

Recently Adopted Accounting Policies

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  SFAS 157 became effective for fiscal year commencing March 1, 2008. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Interim Financial Statements

May 31, 2008

(Stated in US Dollars) – Page 2

(Unaudited)

Note 2

Recently Adopted Accounting Policies – (cont’d)

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 became effective for fiscal year commencing March 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3

Promissory Note Payable – Note 8

	May 31,	February 29,
	2008	2008

Promissory notes payable, unsecured, bearing interest at the rate of 10% per annum with repayment terms between October 2006 and March 1, 2007.	$ 105,000	$ 105,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between October 2006 and March 1, 2007.	240,000	240,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 12% per annum and maturing on November 1, 2008. The note is repayable in monthly payments of $750 representing interest only with the principal balance due entirely on maturity.	75,000	75,000
Promissory note payable, personally guaranteed by a director of the Company bearing interest at 12% per annum and maturing on March 1, 2009. The note is repayable in monthly principal and interest payments of $2,479.	16,165	25,852
	436,165	445,852
Less: current portion	(436,165)	(445,852)

Long-term portion	$ -	$ -

Note 4

Advances Payable – Note 8

Advances payable are unsecured, non-interest bearing and have no specific terms of repayment.

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Interim Financial Statements

May 31, 2008

(Stated in US Dollars) – Page 3

(Unaudited)

Note 5

Convertible Promissory Notes Payable

	May 31,	February 29,
	2008	2008

Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal and interest owed.  As at May 31, 2008 and February 29, 2008, these notes were in arrears.

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

Note 6

Preferred Stock

The Class A preferred shares entitle the holders thereof to cumulative dividends of $0.10 per share annually and the right to convert the preferred shares into common shares at the rate of $0.29 per share. The shares were redeemable at the option of the Company at any time after August 30, 2005 at the redemption price of $1.00 per share plus payment of unpaid dividends.  Dividends on preferred shares are payable annually on July 31.

Note 7

Common Stock

a)

Escrow:

At May 31, 2008, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent.  Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company.  Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company.  The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Interim Financial Statements

May 31, 2008

(Stated in US Dollars) – Page 4

(Unaudited)

Note 7

Common Stock – (cont’d)

b)

Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options.  These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at beginning of period	1,025,000	$0.07	275,000	$0.91
Expired	(25,000)	$1.00	-	-

Outstanding and exercisable at end of the period	1,000,000	$0.05	275,000	$0.91

The weighted average remaining contractual life of the share purchase options at May 31, 2008 is 4.59 years.

At May 31, 2008, there were 1,000,000 share purchase options outstanding entitling the holders thereof to purchase one common share for each share purchase option at a price of $0.05 per share until December 31, 2012.

Common Stock Subscribed

As at May 31, 2008, the Company has received $21,000 in respect of private placements of 140,000 common shares at $0.15 per share, $609,500 in respect of private placements of 6,095,000 common shares at $0.10 per share and $50,000 in respect of private placements of 1,000,000 common shares at $0.05.  As at May 31, 2008, these shares had not been issued. Subsequent to May 31, 2008, the Company issued 6,860,000 of these shares.

Common Stock Subscription receivable

Subsequent to May 31, 2008, a total of 1,530,900 common shares which were previously issued to third party investors pursuant to a subscription agreement, but for which the Company did not receive consideration were returned to the treasury for nil consideration.  No gain or loss was recognized on the redemption

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Interim Financial Statements

May 31, 2008

(Stated in US Dollars) – Page 5

(Unaudited)

Note 7

Common Stock – (cont’d)

c)

Commitments – (cont’d)

Common Stock to be issued

During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 2,500,000 common shares for past services provided.  The fair value of each common share was $0.08 on the grant date.  The shares, fully vested and non-forfeitable on the grant date, have not yet been issued.  The Company has recorded $200,000 and as Common Shares to be Issued as at May 31, 2008 and February 29, 2008. Further, in connection with a consulting services agreement, the Company also committed to issue 1,111,110 common shares with fair value of $88,889 as at  May 31, 2008 and February 29, 2008.

Note 8

Related Party Transactions

The Company incurred the following items with directors and companies with common directors and shareholders:

	Three months ended
	May 31,
	2008	2007

Interest expense	$ 9,825	$ 2,958

As at May 31, 2008, included in accounts payable is $33,495 (February 29, 2008: $33,495) owing to an accounting firm in which a director of the Company is a partner and a shareholder with respect to unpaid fees and expenses, $480,000 (February 29, 2008: $480,000) owing to shareholders of the Company in respect of royalties payable and $50,992 (February 29, 2008: $50,992) owing to the former president of the Company in respect of unpaid wages.

As at May 31, 2008, advances payable includes $59,750 (February 29, 2008: $40,050) owed to a company controlled by a director.

As at May 31, 2008, promissory notes payable of $345,000 (February 29, 2008: $345,000) is due to a profit-sharing and retirement plan administered by a director of the Company.

The accounts payable and advances payable are unsecured, non-interest bearing and have no specific terms of repayment.

Note 9

Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation in the current period.

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________

Sense Technologies Inc.

Notes to the Interim Financial Statements

May 31, 2008

(Stated in US Dollars) – Page 6

(Unaudited)

Note 10

Segmented information and sales concentration

The Company operates in one industry segment being the production, marketing and distribution of safety awareness products in the automotive industry. Substantially, all of the Company’s operations and assets are located in the United States. During the three months ended May 31, 2008, there was one customer that accounted for $9,600 (59%) of sales revenue.  During the three months ended May 31, 2007, there were no significant customers that accounted for greater than 10% of the sales revenue.

Note 11

Restatement of the May 31, 2007 Interim Financial Statements

Pursuant to the Scope Out Mirror License agreement, the Company is obligated to pay a royalty of 10% of the wholesale price for each Scope Out Mirror sold which, in any event, shall not be less than $2.00 per unit.

In order to retain the exclusive right to manufacture, sell, deliver and install the Scope Out Mirror, the Company, in accordance with the license agreement, is required to pay the royalty due on a certain minimum quantity of units each year.

Prior to March 1, 2008, the Company had been accruing the minimum royalty payable on an annual basis whereas the Company should have been accruing the required minimum royalty every quarter. As a result, the Company has restated its financial statements for the three months ended May 31, 2007 to reflect the minimum royalty payable of $30,000 due for the three months then ended.

The following represents the Company’s net loss as previously reported and after giving effect to the restatement adjustments for the three months ended May 31, 2007:

May 31,
2007
Net Loss for the period
As previously recorded	$ (126,546)
Royalties	(30,000)

As restated	$ (156,546)

This restatement had no effect on the Statement of Cash Flows or on the previously reported basic and diluted loss per share of $(0.00) for the three months ended May 31, 2007.

SENSE TECHNOLOGIES

10Q May 31, 2008-07-21

___________________________________________________________________________________________________________