Form 10-Q
period 2008-08-31
SENSE TECHNOLOGIES INC
filed 2008-10-20
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

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

    Yes [ X ]     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

56,604,651 common shares issued and outstanding as of October 14, 2008

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended August 31, 2008, includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Sense Technologies Inc. Interim Financial Statements for the period ended August 31, 2008

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

The ScopeOut® product is generally covered by US Patent Numbers 6,715,893 and 6,799,857, with various other patent applications currently pending, all of which are included in the exclusive license agreement.

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

We have not been able to pay the minimum royalty requirement as noted above but we have accrued the required minimum royalty annually and we have an agreement with the licensor to extend the requirement for payment to October 31, 2008.

(a)

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

You should read the following discussion of our financial condition and results of operations together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results may differ materially from those anticipated in these forward-looking statements

For the six months ended August 31, 2008 and August 31, 2007

Net Loss

Our net loss for the six months ended August  31, 2008 was $180,918 as compared to a net loss of $271,130 for the six months ended August 31, 2007.

Sales and Direct Costs

Sales for the six months ended August 31, 2008 were $96,992, which represents a 361% increase from sales of $21,048 for the six months ended August 31, 2007.  Sales increased due to product timing needs of two of our large customers.  While this is a large increase over last year, it is well insufficient to cover our expenses.

Direct costs for the six months ended August 31, 2008 were $69,664 a decrease of 43% from the direct costs of sales of $122,143 for the six months ended August 31, 2007, which included an inventory write off of $76,891. One of the most significant components of direct costs is the minimum royalty we accrue in order to maintain our exclusive license for the ScopeOut® products. Commencing with our fiscal year beginning March 1, 2008, we are accruing the ScopeOut® royalty on a quarterly basis. Accordingly, we have restated the results the operations for the six months ended August 31, 2007 to reflect the operations had we accrued the minimum royalty in that period. For each of the three month period ended August 31, 2008 and August 31, 2007, we accrued $30,000 in respect of required minimum royalty in order to maintain our exclusive right to manufacture and market the ScopeOut® products.

Operating Expenses

Total operating expenses for the six months ended August 31, 2008 were $208,246 which represents a 22% increase in total operating expenses of $170,035 for the six months ended August 31, 2007.  Advertising and marketing expenses and interest and financing fees constitute the major components of our total operating expenses.

Advertising and marketing expenses for the six months ended August 31, 2008 were $70,221, which represents a 10% increase in advertising and marketing expenses of $63,817 for the six months ended August 31, 2007.   The Company is continuing to emphasize marketing of the ScopeOut® products.

Interest and financing fees expense for the six months ended August 31, 2008 was $73,434, an increase of 163% from the August 31, 2007 interest and financing fees expense of $27,937. The increase in interest and financing fees expense is largely attributable to the cost of cash necessary to finance operations.

LIQUIDITY AND CAPITAL RESOURCES

Our company’s principal cash requirements are for operating expenses, including inventory purchases, which we anticipate will rise as our sales increase.

Capital Resources

As of August 31, 2008, we had cash of $1,217.  As of August 31, 2008, we had a working capital deficiency of $3,002,427compared with a working capital deficiency of $2,701,908 as of February 29, 2008, which represents an increase in our working capital deficiency of $300,519.  The increase in the working capital deficiency is due to incurring more debt for the six months ended August 31, 2008.

We have suffered recurring losses. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash and cash equivalents and cash provided by operating activities will not be sufficient to meet our working capital requirements for the next twelve month period.  We estimate that we will require approximately $1,500,000 over the next twelve month period ending August 31, 2009 to fund our operating cash shortfall.

We are hopeful that internal cash flow will cover our cash requirements, but otherwise plan to raise additional capital as required to meet the balance of our estimated funding requirements through August 31, 2009, through either or a combination of:

(1)	issuance of promissory notes payable
(2)	private placements of our common shares
(3)	cash flow from operations

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. In respect of our cash requirements, we plan to raise $50,000 from equity investors via private placements of our common stock and we need to secure debt financing through a line of credit facility in the amount of $300,000 to finance our initial inventory purchases. Should our inventory not turn over as anticipated, we will need to raise additional funds through a combination of debt issuances and equity offerings. Given our lack of sales in recent years, projecting cash flow from operations is inherently uncertain.  Any funds we generate from operations must, in part, be used to pay down our debt obligations which total $3,229,375 as at August 31, 2008. Our convertible promissory notes payable totalling $584,447 and various accounts payable are significantly in arrears.  While we anticipate being successful in obtaining our required financing, there is no assurance we will be able to do so at terms we find acceptable.   Additionally, we rely upon the continuing support and patience of creditors in connection with current and in-arrears amounts owed to them.  The failure to obtain sufficient financing or continued support of the creditors could result in our company ceasing operations.

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

Cash Flow Used in Operating Activities

Operating activities used cash of $384,416 for the six months ended August 31, 2008 as compared to $280,452 for the six months ended August 31, 2007.  The cash used in operating activities for the six month period ended August 31, 2008, was primarily attributable to our net loss for the period.

We anticipate that operating expenses will increase through the remainder of the 2009 fiscal year.  We intend to incur higher operating costs to fund increased sales and marketing activities over the next two years.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $384,645 for the six months ended August 31, 2008 as compared to $323,177 for the six months ended August 31, 2007.  The cash received during the respective periods were proceeds from certain advances and subscriptions received.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T.  Controls and Procedures.

We have effected a restatement of our financial results for the six months ended August 31, 2007 which was derived from the restatement of our annual results for the year ended February 28, 2007.

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

Based on the evaluation, our Chief Executive Officer after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations as noted below and in our annual report on Form 10-KSB, as of August 31, 2008 our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Item 1.  Legal Proceedings.

As of October 20, 2008, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this quarterly report.  No director, officer or affiliate of our company, or any registered or beneficial shareholder, is an adverse party or has a potential interest adverse to our company.

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

We incurred a net loss of $180,918 for the three months ended August 31, 2008.  At August 31, 2008, the accumulated deficit was $15,831,953.  We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On June 4, 2008, one investor under Rule 506 of Regulation D, subscribed for 200,000 common shares at a price of $.05 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On August 19, 2008, one investor under Rule 506 of Regulation D, subscribed for 200,000 common shares at a price of $.05 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

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
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSE TECHNOLOGIES INC..

By:    /s/ Bruce Schreiner

Bruce Schreiner, President
(Principal Executive Officer and Principal Financial
Officer and Principal Accounting Officer)

October 20, 2008

Exhibit 31.1

CERTIFICATION

PURSUANT TO RULE 13a-14(a) OR 15d-14(a)

OF THE U.S SECURITIES EXCHANGE ACT OF 1934

I, Bruce E. Schreiner, certify that:

1.

I have reviewed this report of the fiscal quarter ended August 31, 2008 of Sense Technologies, Inc.

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

By:  /s/ Bruce E. Schreiner

Bruce E. Schreiner

Dated October 20, 2008

President and Principal Financial Officer

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of Sense Technologies Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended August 31, 2008 as filed with the Securities and Exchange Commission (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Bruce E. Schreiner

Bruce E. Schreiner

President and Principal Financial Officer

Dated October 20, 2008