Form 10-Q
period 2008-11-30
SENSE TECHNOLOGIES INC
filed 2009-01-20
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [ X ]     No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

58,604,651 common shares issued and outstanding as of January 10, 2009

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended November 30, 2008, includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

                   Sense Technologies Inc. Interim Financial Statements for the period ended November 30, 2008

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

You should read the following discussion of our financial condition and results of operations together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results may differ materially from those anticipated in these forward-looking statements

For the nine months ended November 30, 2008 and November 30, 2007

Net Loss

Our net loss for the nine months ended November 30, 2008 was $717,288 as compared to a net loss of $718,041 for the nine months ended November 30, 2007.

Sales and Direct Costs

Sales for the nine months ended November 30, 2008 were $118,538, which represents a 99% increase from sales of $59,611 for the nine months ended November 30, 2007.  Sales increased due to product timing needs of two of our large customers.  While this is a large increase over last year, it is well insufficient to cover our expenses.

Direct costs for the nine months ended November 30, 2008 were $151,046 a decrease of 32% from the direct costs of sales of $199,994 for the nine months ended November 30, 2007, which included an inventory write off of $76,891. One of the most significant components of direct costs is the minimum royalty we accrue in order to maintain our exclusive license for the ScopeOut® products. Commencing with our fiscal year beginning March 1, 2008, we are accruing the ScopeOut® royalty on a quarterly basis. Accordingly, we have restated the results the operations for the nine months ended November 30, 2007 to reflect the operations had we accrued the minimum royalty in that period. For each of the three month period ended November 30, 2008 and November 30, 2007, we accrued $30,000 in respect of required minimum royalty in order to maintain our exclusive right to manufacture and market the ScopeOut® products.

Operating Expenses

Total operating expenses for the nine months ended November 30, 2008 were $684,780 which represents an 18% increase in total operating expenses of $577,658 for the nine months ended November 30, 2007.  Advertising and marketing expenses and interest and financing fees constitute the major components of our total operating expenses.

Advertising and marketing expenses for the nine months ended November 30, 2008 were $179,385, which represents a 3% decrease in advertising and marketing expenses of $184,238 for the nine months ended November 30, 2007.   The Company is continuing to emphasize marketing of the ScopeOut® products.

Interest and financing fees expense for the nine months ended November 30, 2008 was $121,872, an increase of 72% from the November 30, 2007 interest and financing fees expense of $70,780. The increase in interest and financing fees expense is largely attributable to the cost of cash necessary to finance operations.

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

Our company’s principal cash requirements are for operating expenses, including inventory purchases, which we anticipate will rise as our sales increase.

Capital Resources

As of November 30, 2008, we had cash of $890.  As of November 30, 2008, we had a working capital deficiency of $3,104,706 compared with a working capital deficiency of $2,701,908 as of February 29, 2008, which represents an increase in our working capital deficiency of $402,798.  The increase in the working capital deficiency is primarilydue to incurring more debt for the nine months ended November 30, 2008.

We have suffered recurring losses. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash and cash equivalents and cash provided by operating activities will not be sufficient to meet our working capital requirements for the next twelve month period.  We estimate that we will require approximately $1,500,000 over the next twelve month period ending November 30, 2009 to fund our operating cash shortfall.

We are hopeful that internal cash flow will cover our cash requirements, but otherwise plan to raise additional capital as required to meet the balance of our estimated funding requirements through August 31, 2009, through either or a combination of:

(1)

issuance of promissory notes payable

(2)

private placements of our common shares

(3)

cash flow from operations

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. In respect of our cash requirements, we plan to raise $500,000 from equity investors via private placements of our common stock to finance our initial inventory purchases. Should our inventory not turn over as anticipated, we will need to raise additional funds through a combination of debt issuances and equity offerings. Given our lack of sales in recent years, projecting cash flow from operations is inherently uncertain.  Any funds we generate from operations must, in part, be used to pay down our debt obligations which total $3,256,013 as at November 30, 2008. Our convertible promissory notes payable totalling $584,447 and various accounts payable are significantly in arrears.  While we anticipate being successful in obtaining our required financing, there is no assurance we will be able to do so at terms we find acceptable.   Additionally, we rely upon the continuing support and patience of creditors in connection with current and in-arrears amounts owed to them.  The failure to obtain sufficient financing or continued support of the creditors could result in our company ceasing operations.

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

Cash Flow Used in Operating Activities

Operating activities used cash of $458,415 for the nine months ended November 30, 2008 as compared to $481,985 for the nine months ended November 30, 2007.  The cash used in operating activities for the nine month period ended November 30, 2008, was primarily attributable to our net loss for the period.

We anticipate that operating expenses will increase through the remainder of the 2009 fiscal year.  We intend to incur higher operating costs to fund increased sales and marketing activities over the next two years.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $458,317 for the nine months ended November 30, 2008 as compared to $528,071 for the nine months ended November 30, 2007.  The cash received during the respective periods were proceeds from certain advances and subscriptions received.

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

CRITICAL ACCOUNTING POLICIES

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

As of January 10, 2009, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this quarterly report.  No director, officer or affiliate of our company, or any registered or beneficial shareholder, is an adverse party or has a potential interest adverse to our company.

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

We incurred a net loss of $374,706 for the three months ended November 30, 2008.  At November 30, 2008, the accumulated deficit was $16,214,623.  We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On September 22, 2008, one investor under Rule 506 of Regulation D, subscribed for 200,000 common shares at a price of $.05 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On October 9, 2008, one investor under Rule 506 of Regulation D, subscribed for 200,000 common shares at a price of $.05 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On October 29, 2008, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.05 per share for total proceeds to the Company of $25,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

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
* Filed herewith

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSE TECHNOLOGIES INC..

By:    /s/ Bruce Schreiner

Bruce Schreiner, President
(Principal Executive Officer and Principal Financial
Officer and Principal Accounting Officer)
January 20, 2009

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

Exhibit 31.1

CERTIFICATION

PURSUANT TO RULE 13a-14(a) OR 15d-14(a)

OF THE U.S SECURITIES EXCHANGE ACT OF 1934

I, Bruce E. Schreiner, certify that:

1.

I have reviewed this report of the fiscal quarter ended November 30, 2008 of Sense Technologies, Inc.

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

By:  /s/ Bruce E. Schreiner

Bruce E. Schreiner

Dated January 20, 2009

President and Principal Financial Officer

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of Sense Technologies Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended November 30, 2008 as filed with the Securities and Exchange Commission (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Bruce E. Schreiner

Bruce E. Schreiner

President and Principal Financial Officer

Dated January 20, 2009

______________________________________________________________________________________________________________
Sense Technologies Inc. Form 10Q

_______________________________________________________________________________________________________________