Form 10-K
period 2009-02-28
SENSE TECHNOLOGIES INC
filed 2009-08-07
CIK 1077638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED FEBRUARY 28, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #000-29990

SENSE TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA	90010141
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2535 N. Carleton Avenue, Grand Island, Nebraska	68803
(Address of principal executive offices)	(Zip Code)

(308) 381-1355

(Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At June 20, 2009, there were 62,204,651 shares of common stock outstanding.

		Page No.
PART I
Item 1.	Business	3
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4	Submission of Matters to a Vote of Security Holders	10

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6	Selected Financial Data	12
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 8	Financial Statements and Supplementary Data	18
	Consolidated Balance Sheets – February 28, 2009 and February 29, 2008
	Consolidated Statements of Operations- Years Ended February 28, 2009 and February 29, 2008
	Consolidated Statement of Changes in Stockholder’s Deficit – Years Ended February 28, 2009 and February 29, 2008
	Consolidated Statements of Cash Flows- Years Ended February 28, 2009 and February 29, 2008

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34
Item 9A	Controls and Procedures	34
Item 9B	Other Information	36

PART III

Item 10	Directors, Executive Officers and Corporate Governance	36
Item 11	Executive Compensation	38
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
Item 13	Certain Relationships and Related Transactions, and Director Independence	41
Item 14	Principal Accounting Fees and Services	41

PART IV

Item 15	Exhibits, Financial Statement Schedules	42

Signatures		43

SENSE TECHNOLOGIES INC.

FORM 10-K

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements, which may be identified as statements containing, including without limitation, the words believes, anticipates, intends, expects or similar words.  These statements are based on our belief as well as assumptions we made using information currently available to us.  Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions.  Actual future results may differ significantly from the results discussed in the forwards-looking statements.  Some, but not all, of the factors that may cause these differences include:  risks related to political and economic uncertainties; risks related to the implementation of our new business strategy; our ability to obtain financing on acceptable terms; competition in the automotive sensing device industry; our ability to obtain widespread acceptance of our sensing devices in the automotive industry; our ability to manage growth; our ability to protect our intellectual property rights; government regulation of the automotive industry as it relates to use of sensing devices; and other uncertainties described elsewhere herein. You should not place undue reliance on these forward-looking statements.

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

Our shares are currently quoted on the Pink OTC Market under the trading symbol SNSG.  We were previously listed on the both the Canadian Venture Exchange (now called the TSX Venture Exchange) and the Nasdaq SmallCap Market.  We voluntarily delisted our shares from the Canadian Venture Exchange on October 3, 2001.  On April 25, 2002 our stock was delisted from the Nasdaq Small Cap Market as we were unable to meet quantitative listing requirements. In addition we were delisted from the Over the Counter Bulletin Board due to not meeting listing requirements.

Our administrative office is located at 2535 N. Carleton Avenue, Grand Island, Nebraska.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

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

There are also backing awareness products, including our Guardian Alert (® Doppler Awareness System product, that use ultrasound and radar technologies to sense obstacles and people behind a reversing vehicle.  These electronic sensing and alert systems will warn a driver to the existence of obstacles behind a vehicle. Ultrasound backing awareness products are currently being used by some automobile manufacturers as a factory-installed option on certain new vehicle lines.  These products are designed primarily to protect the vehicle from damage in parallel parking situations.  They are designed to detect the bumper of another vehicle when parking and accordingly will typically not detect obstacles below ten inches from the ground.  These sensors must be kept clear of dirt and dust in order to ensure proper functioning.  The system requires that four ultrasonic sensors be placed at various locations on the rear bumper.  The sensors extend through the skin of the bumper, thereby changing the appearance of the exterior of the vehicle.  Backing awareness systems also exist that use pulse radar to detect obstacles.  These systems are installed on the exterior of a vehicle thereby affecting aesthetics of the vehicle, and are typically used for commercial vehicles.

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

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

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

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

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

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

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

We have a worldwide license agreement to manufacture and market the ScopeOut® adjustable mirrors system. The product is a stand-alone or complementary product to the existing Guardian Alert® product line.

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

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

Marketing outlets include, but are not limited to, the following:

●

New and used auto dealers

●

AAA Insurance

●

AARP

●

Mass merchandisers

●

Drugstore chains

●

Insurance companies

●

Rental car companies

●

Electronics stores

●

Supermarket chains

●

Independent auto aftermarket stores

●

OEM market

●

Internet and infomercials

●

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

The ScopeOut® product is generally covered by US Patent Numbers 6,715 893 and 6,799,857, with various other patent applications currently pending, all of which are included in the license agreement.

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

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

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

We hold a world-wide non-exclusive and perpetual license with ScopeOut® products pursuant to a license agreement with Palowmar Industries, LLC and Lowell Martinson.

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

a)

30,000 units per year beginning in years 1-2

b)

60,000 units per year beginning in years 3-4

c)

100,000 units per year beginning in years 5 and above.

We have not been able to pay the minimum royalty requirement as noted above but we have accrued the required minimum royalty annually.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

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

EMPLOYEES

We currently have one employee.  We have hired three independent consultants for purposes of marketing and selling our ScopeOut® products.

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

PART II

ITEM 5. MARKET FOR COMMON AND PREFERRED EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND TRADING PRICE FOR COMMON SHARES

Price quotations for trades in our shares are currently posted on the Over-the-Counter Exchange (“OTC”), which is a quotation service administered by the National Association of Securities Dealers (NASD). Our trading symbol on this service is “SNSG”.  From June of 2000 to April 25, 2002, our shares were traded on the Nasdaq SmallCap Market. Our shares were also listed on the Canadian Venture Exchange (now called the TSX Venture Exchange) until October 3, 2001, when we voluntarily delisted.

The following table shows the high and low sales prices, in U.S. dollars, of our common stock on the OTC for each quarter within the last two fiscal years:

Quarter Ended	High	Low
February 28, 2009	$0.02	$0.01
November 30, 2008	$0.05	$0.01
August 31, 2008	$0.14	$0.01
May 31, 2008	$0.09	$0.03
February 29, 2008	$0.18	$0.06
November 30, 2007	$0.20	$0.06
August 31, 2007	$0.07	$0.03
May 31, 2007	$0.07	$0.04

The above sales prices were based on the closing trades reported on the NASD Over-the-Counter quotation system and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

As of February 28, 2009, there were 337 shareholders of record holding 58,604,651 shares of our common stock; as of June 10, 2009, there were 62,204,651 common shares outstanding.

DIVIDENDS

There are no dividend restrictions in the Company.

RECENT SALES OF UNREGISTERED SECURITIES

On March 25, 2008, one investor under Rule 506 of Regulation D, subscribed for 100,000 common shares at a price of $.10 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

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

On November 24, 2008, one investor under Rule 506 of Regulation D, subscribed for 1,000,000 common shares at a price of $.05 per share for total proceeds to the Company of $50,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On January 14, 2009, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.05 per share for total proceeds to the Company of $25,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On January 14, 2009, another investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.05 per share for total proceeds to the Company of $25,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On January 21, 2009, one investor under Rule 506 of Regulation D, subscribed for 1,000,000 common shares at a price of $.05 per share for total proceeds to the Company of $50,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

All of these shares have been issued.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

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

ITEM 6. SELECTEE FINANCIAL DATA

Item 6 is not required for a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the period ended February 28, 2009 and our revised audited Financial Statements and notes thereto for the period ended February 29, 2008.

OVERVIEW OF OPERATIONS

Sense holds a non-exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert® backing awareness system for motor vehicles utilizing microwave radar technology.  The Company assembles the product in Charlotte, NC.  The company also holds a non-exclusive license to manufacture, distribute, market and sublicense world-wide, the ScopeOut® product, a patented system of specially-designed mirrors which are placed at specific points on vehicles to offer drivers a more complete view of the blind spots toward the rear of the vehicle.  This product is manufactured in China through an outsourced vendor.  The Company has established relationships with large dealership groups and aftermarket product distributors. The Company plans to increase sales through continued development of new marketing relationships.

RESULTS OF OPERATIONS

For the period ended February 28, 2009 as compared to the period ended February 29, 2008.

Sales for the period ended February 28, 2009 increased by 47% from $75,546 to $111,542 due to increased marketing efforts.  Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company, or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products with emphasis on large sales opportunities for ScopeOut®.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

Direct costs in 2009 were $228,352.  Direct costs of $275,774  in 2008 were abnormally high due to significant expenses, such as the write-off of certain of the ScopeOut® inventory in the amount of  $76,891 and $162,500 in minimum royalties under the ScopeOut® license.  The 2009 costs include $149,834 in minimum royalties under the ScopeOut® license.

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

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

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

Based on this, management believed at February 28, 2007 that existing inventory was still resalable, though likely not in the large volumes per customer as originally anticipated.  Further, management believed that the product could successfully be redesigned, engineered, and prototyped and manufactured in the appropriate aesthetic versions necessary to achieve such large customer sales.  Based on this, when the initial 10-KSB was filed and financial statements issued, no impairment of the intangible asset was believed to exist.  However, management now believes that the total impairment of that intangible asset as of that date is appropriate as there was no assurance at the time that our expectations of solving the aesthetics and other marketing problems would actually be successful.  This is further because no significant sales of the new versions of the product have yet occurred, notwithstanding significant marketing effort to do so.  Since six months have elapsed since the new iteration versions of the products have arrived for demonstration and marketing purposes, within which such sales could have occurred, it seems most appropriate to look at that historical result to anticipate what potential sales might occur in the future.  Unit sales of ScopeOut® products are as follows:

Sense Technologies Inc. Schedule of Scope-Out unit sales for the fiscal years ended February 28, 2009, February 29, 2008 and February 28, 2007, 2006 and 2005
	2005	2006	2007	2008	2009

Car model	-	10	6	13	1,170
SUV model	-	18	7	10	1,076

Total ScopeOut® units	-	28	13	23	2,246

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

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

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

We also wrote off equipment of $19,341 and an uncollectible promissory note receivable from a group of original investors in the Company in the amount of $585,000 in 2008. This note has been outstanding for several years and its collection was contingent on successful resolution of a bankruptcy proceeding of an unrelated company. During the year ended February 29, 2008, management made the determination that the possibility of collection on this note was remote and determined it should be written-off.

Royalties increased from $162,500 in 2008 to $149,834 in 2009, and increase of 123%, due to the increased requirement of minimum royalties necessary to maintain the exclusivity regarding the ScopeOut® license.

Consulting fees decreased from $198,749 in 2008 to $131,348 in 2009, a decrease of 66%.  However, the Company was concentrating on marketing, especially its ScopeOut® products, and, accordingly, advertising and marketing expenses decreased from $235,242 in 2008 to $234,195 in 2009, an decrease of 4% as a result of the Company’s efforts to market the ScopeOut® products.

Insurance expense decreased to $33,584 in the year ended February 28, 2009 from $37,226 in the prior year as a result of decreased premiums for workman’s compensation.

Legal, accounting and audit fees decreased from $186,882 in 2008 to $108,677 for the year 2009 largely as a result of reduced legal expenses needing to be incurred and a change in the Company’s auditing Firm.

Management fees decreased from $274,800 in 2008 to $0 as a result of  $200,000 for common shares to be issued to Bruce Schreiner, President and CEO for past and present services to the Company and $74,800 in respect of stock-based compensation  for options issued to directors, James Iman and Robert Doviak for past and  present  services to the Company in 2008, but no such compensation in 2009. Management fees are no longer being incurred as a result of Bruce Schreiner not charging the company for his services.

Research and development costs decreased from $18,091 in 2008 to $11,156 in 2009, a decrease of 62%.  This was primarily due to the ScopeOut® products aesthetic re-design being completed.

Travel expenses decreased to $12,325 in 2009 from $13,056 in 2008 due to the Company not having to travel as extensively in order to market its ScopeOut® products as many of the costs are being borne by intermediaries.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

Following summarizes the overall operations results:

			Increase	% Increase
	2009	2008	( Decrease)	(decrease)

Sales	$111,542	$ 75,546	$ 35,996	47%
Direct Costs	$228,352	$ 275,774	$ (47,422)	17%
General and Administrative expenses	$954,386	$1,846,331	$(891,945)	(48) %

The stockholders and directors of the Company have been advised in the independent auditors report that there is substantial doubt that our company has the ability to continue as a going concern.

With respect to the financial condition beyond the fiscal year ending February 28, 2009, the Company will need access to additional funding to meet operating requirements based on its current state of affairs.  Access to funding may come from debts, loans from related parties, stock placement or a combination of the available options. Revenues for fiscal year ended February 28, 2009 were $111,542 and thus, expenses exceeded revenues.  Accordingly, the Company does not expect to be able to fund operations from internally-generated funds until such time as its sales exceed expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at February 28, 2009 was $645 as compared to $988 at February 29, 2008. This decrease was due to the net of our use of cash in operating and investing activities and cash provided by financing activities as described below.

Our net loss of $1,013,726 for fiscal year 2009 includes non-cash charges of $122,000 for services to be paid through the issuance of our common stock and a depreciation expense of $12,209.  Non-cash working capital changes included decreases in inventory and, prepaid expenses and an increase in accounts payable. The net cash used in operating activities for fiscal 2009 was $700,191.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $621,783 during fiscal year 2009, compared to $514,419 during fiscal 2008. The increase in cash used in fiscal 2009 was primarily due to the following factors:

(i)	Deposit on purchase of new inventory
(ii)	the issuance of our equity instruments in exchange for services during 2008.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $50 during fiscal year 2009 compared to $66,055 during fiscal 2008. The cash used in the current year was used to find the purchase of property and equipment which is primarily used to manufacture our products.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $621,490 during fiscal year 2009 compared to net cash provided of $578,362 during fiscal year 2008.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

During fiscal year 2009, we received $245,000 through subscriptions to private placements of our common shares and $471,273 through the issuance of promissory notes receivable. In the fiscal 2008, we had received $210,000 from through subscriptions to private placements of our common shares and $370,852 from the issuance of our common stock.

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

We have approximately 4,000 current version ScopeOut® units in inventory. We estimate, at their lowest volume purchase price, we can obtain 5,000 units (one shipping container) at a cost of approximately $65,000 and which should generate a selling price of $105,000. Thus, this leaves approximately $40,000 gross profit per shipping container at the lowest expected selling prices. We anticipate being able to increase the wholesale selling prices for different markets and that would result in larger gross profit per container as the inventory purchase price should not go up appreciably. Product costs should decrease as the volume of purchases increases.

As of the date of this report, we have sold approximately 2,200 units, necessitating our need to raise enough cash to both re-order the ScopeOut® inventory and maintain our average monthly cash flow obligations. This cost of sales growth will recur if we are successful in selling the products ensuring cash needs are a constant focus for management.

The Company’s payables and presently un-serviced debt will be retired only as the net cash flow from this anticipated growth allows.

We project that we will have the following cash needs to fund our ongoing operating expenses and working capital requirements through February 28, 2010 as detailed below.

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

We are hopeful that internal cash flow will cover our cash requirements, but otherwise plan to raise additional capital as required to meet the balance of our estimated funding requirements through February 28, 2010, through either or a combination of:

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

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

Given our lack of sales in recent years, projecting cash flow from operations is inherently uncertain.  Any funds we generate from operations must, in part, be used to pay down our debt obligations.  Our convertible promissory notes payable totaling approximately $584,000 and various accounts payable are significantly in arrears.  While we anticipate being successful in obtaining our required financing, there is no assurance we will be able to do so at terms we find acceptable.   Additionally, we rely upon the continuing support and patience of creditors in connection with current and in-arrears amounts owed to them.  The failure to obtain sufficient financing or continued support of the creditors could result in our company ceasing operations.

ITEM 8.  FINANCIAL STATEMENTS

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sense Technologies, Inc.

We have audited the accompanying balance sheets of Sense Technologies, Inc. as of February 28, 2009 and February 29, 2008, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sense Technologies, Inc. as of February 28, 2009 and February 29, 2008, and the results of its operations, changes in stockholders' equity deficiency and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 23, 2009

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of February 28, 2009 and February 29, 2008
(Stated in US Dollars)

	February 28	February 29
	2009	2008
ASSETS
Current
Cash	$645	$988
Accounts Receivable–Related Party	2,532	-
Inventory	27,611	41,235
Prepaids	14,345	30,466
Total Current Assets	45,133	72,689
Deposit	84,928	15,699
Equipment – Net of accumulated depreciation of $79,012 and $66,802 at February 28, 2009 and February 29, 2008, respectively	63,695	75,904
Intangible assets	52	2
Total Assets	$193,808	$164,294
LIABILITIES
Current
Bank overdraft	$45,778	$9,575
Accounts payable	188,976	262,462
Accounts payable-related party	44,552	41,911
Accrued expenses	1,164,664	880,250
Accrued expenses-related party	313,528	233,500
Notes payable	499,842	205,852
Notes payable-related party	427,500	345,000
Advances payable – related entity	-	40,050
Dividends payable	203,141	171,550
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,372,428	2,774,597
STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at February 28, 2009
(February 29, 2008: 315,914)	315,914	315,914
Common stock, without par value 100,000,000 shares authorized,
58,604,651 shares issued at February 28, 2009 (February 29, 2008: 50,904,651)	12,903,039	12,499,471
Common stock subscribed – Note 8	32,500	650,500
Subscriptions receivable	-	(891,432)
Common stock to be issued	88,889	288,889
Deficit	(16,518,962)	(15,473,645)
Total Stockholders’ Deficiency	(3,178,620)	(2,610,303)
Total Liabilities and Stockholders’ Deficiency	$193,808	$164,294

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
for the twelve months ended February 28, 2009 and February 29, 2008
(Stated in US Dollars)

	Twelve months ended
	February 28,
	2009	2008
Sales	$111,542	$75,646
Direct costs
Cost of sales	40,114	1,454
Manufacturing expenses	6,173	16,838
Research and development	11,156	18,091
Commissions	21,075	-
Royalties	149,834	162,500
Write-off of inventory	-	76,891
Total Direct Costs	228,352	275,774
Gross Profit	(116,810)	(200,228)
Advertising and marketing	234,195	235,242
Consulting fees	131,348	198,749
Contract labor	11,000	-
Depreciation	12,209	15,219
Filing fees	6,286	881
Financing fees	42,889	-
Insurance	33,584	37,226
Interest and bank charges	194,380	143,950
Legal and accounting	108,677	186,882
Management fees	-	274,800
Office and miscellaneous	75,900	53,400
Rent	66,100	65,678
Repairs and maintenance	623	496
Shareholder information and printing	-	2,570
Telephone and utilities	4,680	5,075
Transfer agent fees	12,765	8,766
Travel and automotive	19,750	13,056
Write-down of promissory note receivable	-	585,000
Write-down of equipment	-	19,341
	954,386	1,846,331
Net loss	(1,071,196)	(2,046,559)

Rental income	3,272	4,855
Gain on forgiveness of debt	54,198	-

Net loss from operations	(1,013,726)	(2,041,704)

Preferred dividends, paid or accrued	31,591	31,588

Net loss attributable to common stockholders	$(1,045,317)	(2,073,292)

Basic and diluted loss per share	$(0.02)	$(0.04)

Weighted average number of shares outstanding	53,949,706	47,181,921

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENT

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
for the twelve months ended February 28, 2009 and February 29, 2008
(Stated in US Dollars)

2009	2008
Operating Activities
Net loss for the period	$(1,013,726)	$(2,041,704)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	12,20	9	15,219
Common shares issued for services	232,000	363,689
Impairment of inventory	76,891
Write-down of promissory note receivable	585,000
Write-off of equipment	19,341
Changes in non-cash working capital balances related to operations:
Inventory	13,624	(41,235)
Prepaids	13,589	(12,533)
Deposits	(69,228)	-
Accounts payable	(34,642)	506,763
Accrued expenses	264,441	-
Advances payable	(40,050)	14,150
Net cash used in operating activities	(621,783)	(514,419)
Investing Activities
Purchase of equipment	(50)	(66,055)
Net cash used in investing activities	(50)	(66,055)

Financing Activities
Borrowing on notes payable	471,273	370,852
Borrowing from bank indebtedness	(94,783)	(2,490)
Proceeds from common share subscriptions	245,000	210,000
Net cash provided by financing activities	621,490	578,362

Decrease in cash during the period	(343)	(2,112)

Cash, beginning of period	988	3,100

Cash, end of period	$645	$988

Supplemental Disclosures of Cash Flow Information:

Accrual of Preferred Stock Dividend	31,592	31,588

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENT

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended February 28, 2009
(Stated in US Dollars)

	Common Stock			Preferred Stock			Promissory	Common		Common
	Issued			Issued		Paid-in	Note	Stock	Subscriptions	Stock to	Accumulated
	Shares	Amount		Shares	Amount	Capital	Receivable	Subscribed	Receivable	Be Issued	Deficit	Total

Balance, February 28, 2007	45,875,551	$12,362,142		315,914	$315,914	$62,529	$ (585,000)	$ 440,500	$ (891,432)	$ -	$(13,400,353)	$(1,695,700)
Common share subscriptions	2,550,000	137,329			-	(137,329)	-	210,000	-		-	210,000
Write-off of promissory note receivable		-		-	-	-	585,000	-	-		-	585,000
Consulting fees	2,500,000	-		-	-	-	-	-	-	88,889	-	88,889
Management Fees			-	-	-	74,800	-	-	-	200,000	-	274,800
Dividends	-	-		-	-	-	-	-	-	-	(31,588)	(31,588)
Net Loss for the year		-		-	-	-	-	-	-	-	(2,041,704)	(2,041,704)

Balance, February 29, 2008	50,904,651	12,499,471		315,914	315,914	-	-	650,500	(891,432)	288,889	(15,473,645)	(2,610,303)
Common share subscriptions		(524,016)		-	-	-	-	245,000	524,016	-	-	245,000
Common Stock issued fund previously received	1,000,000	495,584						(863,000)	367,416			-
Management fee shares issued	2,500,000	200,000		-	-	-	-	-	-	(200,000)	-	-
Consulting fees	2,000,000	100,000						-	-		-	100,000
Royalties Payable	2,200,000	132,000		-	-	-	-	-	-	-	-	132,000
Dividends	-	-		-	-	-	-	-	-	-	(31,591)	(31,591)

Net loss for the period		-		-	-	-	-	-	-		(1,013,726)	(1,013,726))
Balance, February 28, 2009	58,604,651	$12,903,039		315,914	$315,914	$-	$ -	$ 32,500	$ -	$ 88,889	$(16,518,962)	$(3,178,620)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

SENSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCUNTING

POLICIES

Background

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

The Company holds a non-exclusive license to manufacture, distribute, market and sell the ScopeOut® product, a system of specially designed mirrors which are placed at specific points on automobiles, trucks, sport utility vehicles or commercial vehicles to offer drivers a more complete view behind the vehicle.

During the years ended February 28, 2009 and February 29 2008, the Company had assets and generated sales primarily in the United States of America.

Use of Estimates

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  We had no cash equivalents at either February 28, 2009 or February 29, 2008.

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary of a fair presentation have been included.

Accounts Receivable

Accounts Receivable are stated at the amounts management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon it’s assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written of through a charge to the valuation allowance and a credit to accounts receivable. Total Allowance for Doubtful Accounts during the years ended 2008 and 2009 was $26,000. The net Accounts Receivable is $0.

Inventory

Inventory consists of finished goods which are recorded at the lower of average cost and net realizable value. Average cost is determined using the weighted-average method and includes invoice cost, duties and freight where applicable plus direct labor applied to the product and an applicable share of manufacturing overhead. A provision for obsolescence for slow moving inventory items is estimated by management based on historical and expected future sales and is included in cost of goods sold.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided on the straight-line method and the declining balance method over the estimated useful lives of the assets, which range from five to seven years.  Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized.  Expenditures for normal repairs and maintenance are charged to expense as incurred.  The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

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

Credit Risk

Sense Technologies does not require collateral from its customers with respect to accounts receivable. Sense determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due. Reserves for accounts receivable are made when accounts become uncollectible. Payments subsequently received are credited to allowance for doubtful accounts.

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

(Loss) Per Share

The Company computes net loss per share in accordance with SFAS No. 128 “Earnings Per Share”.  SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

For the year ended February 28, 2009, potentially dilutive common shares relating to options, convertible promissory notes payable and convertible preferred shares outstanding totaling 3,957,199 (2008 – 3,957,199) were not included in the computation of loss per share because the effect was anti-dilutive.

Product Warranty

The Company generally sells products with a limited warranty on product quality and accrues for known warranty if a loss is probable and can be reasonably estimated.  The Company accrues for estimated incurred based on historical activity. The accrual and the related expense for known issues were not significant during the periods presented

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

Advertising Costs

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

Fair Value of Financial Instruments

The carrying value of cash, bank indebtedness, accounts payable, advances payable, dividends payable and promissory notes payable approximate fair value because of the demand or short-term maturity of those instruments.  The carrying value of the promissory note receivable and convertible promissory notes payable also approximates their fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments .

Reclassification

Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

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

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

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

NOTE 2 – GOING CONCERN

At February 28, 2009, the Company had not yet achieved profitable operations, had an accumulated deficit of $16,518,962 (2008 (restated) - $15,473,645) since its inception and incurred a net loss of $1,013,726 (2008 (restated) - $ 2,041,704) for the year and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2010 to be $1,580,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – EQUIPMENT

The following is a summary of this category:

	February 28, 2009	February 29, 2008
Computer Equipment	38,297	38,297
Furniture and Fixtures	11,217	11,217
Testing Equipment	27,137	27,137
Product Molds	66,056	66,056
Subtotal	142,707	142,707
Less: Accumulated Depreciation	(79,012)	(66,803)
Total	$ 63,695	$ 75,904

During the prior year, the Company wrote off the net carrying value of a production mold which is not expected to be used in the future and has no resale value.  As a result, the Company recognized $Nil (2008: $19,341) as a loss from disposal of equipment on the statements of operations for the fiscal year ended February 29, 2008.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

NOTE 4 – INTANGIBLES

Intangible assets are comprised as follows:

	February 28, 2009	February 29, 2008
Guardian Alert License	$ 26	$ 1
Net carrying cost
Scope Out Mirror License	26	1
Net carrying cost	$ 52	$ 2

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

As at February 28, 2009, the royalty payable related to the Guardian Alert License was $480,000 (2008: $480,000).

In order to retain the exclusive right to manufacture market and distribute the Guardian Alert, the Company had been required, upon being assigned the license, to manufacture and sell various minimum numbers of units by certain milestone dates.  As a result of not being able to meet the minimum milestone requirements under the license agreement, during the year ended February 28, 2004, the Company determined that it did not wish to retain the exclusive right to manufacture, market and distribute the Guardian Alert unit and, with agreement of the licensor, ceased accruing the minimum royalty due to the licensor.  Any product sales subsequent to this date are considered to be part of the minimum royalty until such time that amounts exceed the minimum royalty accrued.

During the year ended February 28, 2005, based on an assessment of recoverability that took into consideration a history of operating losses and a forecast that demonstrated continuing losses associated with the use of the Guardian Alert, the Company wrote-down the license rights to a nominal value of $1.

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

During the year ended February 28, 2009, the Company accrued $110,834 (2008: $162,500) in respect of the royalty owed in respect of the Scope Out Mirror License agreement.  Under the terms and conditions of the license agreement, the Company is obligated to pay interest on the outstanding royalty payable to the extent that the minimum royalties due under the agreement have not been paid and is calculated at a rate of 8% per annum. As of February 28, 2009, the Company has accrued $31,706 as interest payable.  The Company has been unable to make this payment timely, causing the license to revert to non-exclusive.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

NOTE 5 – ACCRUED LIABILITIES/ACCRUED LIABILITIES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	February 28,	February 29,
	2009	2008
Trade payables	$ 279,306	$ 304,372
Accrued liabilities	40,194	130,000
Accrued payroll	55,869	55,804
Accrued interest payable	356,858	185,348
Accrued non-resident withholding taxes, including Accrued interest	120,956	109,960
Accrued royalties payable	753,334	713,500
Accrued taxes payable	50,981	19,139
	$ 1,657,498	$ 1,518,123

As of February 28, 2009, included in the trade payables  is $33,495 (2008: $33,495) and $10,194 (2008: $0) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (2008: $480,000) owing to stockholders of the Company  in respect of royalties payable, $273,334 (2008: $233,500) owing to a director of the Company in respect of royalties payable and $53,694 (2008: $53,694) owing to the former president of the Company in respect of unpaid wages.

At February 28, 2009, advances payable of $0 (2008: $40,050) are due to a company controlled by a director of the Company.

At February 28, 2009, promissory notes payable of $427,500 (2008:  $345,000) is due to a profit sharing and retirement plan which is administered by a director of the Company.

The accounts payable and advances payable are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 6 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	February 28,	February 29,
	2009	2008
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between March 2009 and January 18, 2010.	$ 223,000	$ 5,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between March and December 12, 2009.	427,500	345,000
Promissory note payable, personally guaranteed by a director of the Company, maturing on October 15, 2010. The note is repayable in monthly principal and interest payments of $4,000.	58,924	100,852
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due January 12, 2010	10,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2009	10,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 7.5% per annum and maturing on March 16, 2009.	91,862
Finance agreement on directors and officers life insurance policy, bearing interest at 5.25%, maturing June 23, 2009. This agreement is repayable in monthly principal and interest payments of $1,609.	6,056
Promissory note payable, personally guaranteed by a director of the Company bearing interest at 12% per annum and maturing on March 1, 2009. The note is repayable in monthly principal and interest payments of $2,479.	-	25,852
	827,342	450,852
Less: current portion	(827,342)	(450,852)
Long-term portion	$ -	$ -

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

	February 28, 2009	February 29, 2008

Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be convierted into common shares of the Company at any time prior to demean for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 28, 2009 and February 29, 2008, these notes were in arrears.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

NOTE 7 – PREFERRED STOCK

The Class A preferred shares entitle the holders thereof to cumulative dividends of $0.10 per share annually and the right to convert the preferred shares into common shares at the rate of $0.29 per share. The shares were redeemable at the option of the Company at any time after August 30, 2005 at the redemption price of $1.00 per share plus payment of unpaid dividends.

Dividends on preferred shares are payable annually on July 31 of each year.  During the year ended February 28, 2009, the Company accrued dividends payable of $31,591 (2008: $31,588). Dividends are currently accruing and total $203,141.

NOTE 8 – COMMON STOCK

a) Escrow

At February 28, 2009 and February 29, 2008, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent.  Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company.  Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company.  The release of these shares is subject to the direction or determination of the relevant regulatory authorities.  The escrow shares have been excluded from the calculation of weighted average number of shares outstanding for the year on the statements of loss.  Upon the performance has achieved, the Company will record a compensation expense equal to the fair value of the common share upon the date of release.

b) Right-to-Purchase Common Shares

During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 2,500,000 common shares for past services provided.  The fair value of each common share was $0.08 on the grant date.  The shares, fully vested and non-forfeitable on the grant date, have been issued in 2009.  The Company has recognized $200,000 as additional management fees on the Statement of Loss and as Common Shares to be Issued on the 2008 Balance Sheet. Further, in connection with a consulting services agreement, the Company also committed to issue 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on the quoted market price of the Company’s common shares.

c) Commitments

Stock-based Compensation Plan

The Company has adopted a Stock Option Plan (‘the plan”) in which the Compensation Committee of the Board of Directors makes a determination to whom options should be granted and at what price and their terms of vesting. The maximum number of shares to be issued under the plan is 2,000,000 shares.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

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

	February 28, 2009
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	1,025,000	$0.07
Expired	(25,000)	$1.00
Outstanding and exercisable, February 28, 2009	1,000,000	$0.05

	February 29, 2008
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	275,000	$0.91
Granted	1,000,000	$0.05
Expired	(250,000)	$0.90
Outstanding and exercisable, February 29, 2008	1,025,000	$0.07

The weighted average remaining contractual life of the share purchase options at February 28, 2009 is 3.83 years (February 29, 2008: 3.24 years)

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

2008

Expected dividend yield	0.0%
Expected volatility	261%
Risk-free interest rate	3.86%
Expected term in years	5 years

As at February 28, 2009, the unamortized compensation expense on the outstanding options was $0(2008: $0).

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

At February 28, 2009, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

		Aggregate Intrinsic
	Exercise	Value Closing
Number	Price	Price	Expiry Date

1,000,000	$0.05	$30,000	December 31, 2012

Warrants

As of February 28, 2009 and February 29, 2008, the Company had no outstanding warrants.

Common Shares Subscribed

As of February 28, 2009, the Company has received $32,500 in respect of private placements of 650,000 common shares at $0.05 per share.

As of February 29, 2008, the Company has received $21,000 in respect of private placements of 140,000 common shares at $0.15 per share, $579,500 in respect of private placements of 5,795,000 common shares at $0.10 per share and $50,000 in respect of private placements of 1,000,000 common shares at $0.05.  Subsequent to February 29, 2008, the Company issued  6,860,000 common shares.

NOTE 9 – PROMISSORY NOTE RECEIVABLE

The promissory note receivable in the principal amount of $585,000 due from significant stockholders of the Company is due on demand, secured by a pledge of shares of a company owned by stockholders of the Company and bears interest at 9% per annum.  During the year ended February 29, 2008, the Company recorded a write-down of $585,000 as a result of determining the promissory note receivable to be uncollectible.

NOTE 10 – WRITE OFF INVENTORY

During the year ended February 29, 2008, the Company wrote off the slow-moving and obsolete inventory totaling $76,891. All Inventory is finished goods.

NOTE 11 – INCOME TAXES

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	February 28,	February 29
	2009	2008
	(26.00%)	(26.00%)
Net operating loss carryforwards	$ 1,356,000	$ 1,356,000
Equipment	5,000	5,000
Valuation allowance for deferred tax assets	(1,361,000)	(1,361,000)
Net deferred tax assets	$ -	$ -

The provision for income taxes differ from the amount established using the Canadian statutory income tax rate as follows:

	February 28,	February 29,
	2009	2008
Income benefit at statutory rate	$ (697,000)	$ (697,000)
Stock based compensation	26,000	26,000
Reduction in tax rates	425,000	425,000
Write-off of note receivable	200,000	200,000
Other differences	(8,000)	(8,000)
Increase in valuation allowance	54,000	54,000
Deferred income tax recovery	$ -	$ -

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

As of February 29, 2008, the Company had net operating loss carryforwards of approximately $5,216,000 available to offset future taxable income.  The carryforwards will begin expiring in 2010 unless utilized in earlier years.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both February 28, 2009 and February 29, 2008.

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

NOTE 12 - COMMITMENTS AND CONTRACTUAL OBLIGATIONS

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

b)

a cumulative total of 60,000 units by the end of the calendar year containing the third anniversary of the date of commencement of commercial production;

c)

a cumulative total of 110,000 units by the end of the calendar year containing the fourth anniversary of the date of commencement of commercial production;

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

d)

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

We hold a world-wide non-exclusive and perpetual license with ScopeOut® products pursuant to a license agreement with Palowmar Industries, LLC and Lowell Martinson.

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

a)

30,000 units per year beginning in years 1-2

b)

60,000 units per year beginning in years 3-4

c)

100,000 units per year beginning in years 5 and above.

We have not been able to pay the minimum royalty requirement as noted above but we have accrued the required minimum royalty annually.

Operating Lease

Sense Technologies is obligate for office space under an operating lease agreement which expires September 30, 2010. The base annual rental total is approximately $49,000 (increase each year are based on square footage) plus the company’s share of taxes, insurance, and other costs. Annual rent expense relating to the leases for the years ended February 28, 2009 and February 29, 2008 are $66,100 and $65,578 respectively.

Future estimated minimum rental payments, in the aggregate and for each year are as follows:

Year

Amount

2010

$68,084

2011

$41,302

Total

$109,386

NOTE 13 - NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  The following transactions were excluded from the statements of cash flows:

During the year ended February 29, 2008, the Company granted 2,500,000 common shares to a director and an officer of the Company.  The fair value of the services provided ($200,000) was recorded as management fees (Note 8).   In connection with a consulting services agreement, the Company also granted 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on quoted market price of the common shares as of February 29, 2008.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

NOTE 14 - CONCENTRATIONS AND CONTINGENCIES

Concentrations

During the years ended February 28, 2009 and February 29, 2008 there were two customers that accounted for $88,092 (78%) and $32,485 (43%) of sales revenue respectively.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of February 28, 2009 and February 29, 2008 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to the financial statement date 2,200,000 share of common stock were issued for $110,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Effective September 19, 2008, the Company’s Board of Directors approved the dismissal of BDO Dunwoody. Except as described below, the audit report of BDO Dunwoody on the financial statements of Sense Technologies, Inc. did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. BDO Dunwoody’s audit report relating to BDO Dunwoody’s audit of Sense Technologies financial statements for the year ended February 29, 2008 included an emphasis paragraph relating to an uncertainty as to Sense Technologies ability to continue as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

In connection with the restatement of our financial results for the year ended February 29, 2008, under the direction of our management, we have reevaluated certain disclosure controls and procedures and internal controls over financial reporting. In connection with the restatement we identified a material weakness in our internal controls and procedures relating to the accounting treatment of our intangible asset impairment assessments, the calculation of the proper withholding taxes on payments to non-residents and presentation of preferred stock.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of February 28, 2009, and we have concluded our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

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

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of February 28, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of February 28, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

(i)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended February 28, 2009, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

(ii)	There is a lack of sufficient supervision and review by our corporate management;
(iii)

Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

(iv)

Our company's accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's February 28, 2009 financial statements.

In connection with the preparation of our financial statements for the year ended February 28, 2009, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages, and business experience for at least the past five years and positions of the directors and executive officers of the Company as of June 10, 2009, are as follows. The Company’s board of directors consists of three directors. All directors serve until the next annual meeting of the Company’s stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

Set forth below are the names, ages and positions of the executive officers and directors of the Company.

Name	Age	Position	Position Held Since
Bruce E. Schreiner	53	Director, President, CEO, & CFO	August 10, 1993
James R. Iman	62	Director	June 21, 2004
Robert Doviak	48	Director	November 15, 2007
Lowell Martinson	67	Director	December 30, 2008
Richard Julien	67	Director	December 30, 2008

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

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

JAMES R. IMAN, Director. Mr. Iman was appointed as a director of Sense on June 21, 2004.  Mr. Iman is currently associated with Corporate Finance Consulting Services of Fort Worth, Texas.

LOWELL MARTINSON, Director and Vice President.  Lowell Martinson is the inventor of ScopeOut, a unique safety product to prevent backovers and lane change accidents.  With ScopeOut, he has handled all aspects of its commercialization, including involvement with the engineering and product development team, packaging, international and domestic sales, and working with the legal consultants to ensure the product has received intellectual property protection by way of its design and utility patents.  Mr. Martinson has led teams that produced ScopeOut’s packaging, transitioning it from individually packaged boxes into its clamshell design that will better serve large-scale retail operations.  He has worked with sales teams to launch product sales into channels that include catalogs, retailers, national television shopping networks and international markets.  Additionally, he has served as the corporate liaison with the Department of Transportation and the NHTSA to ensure ScopeOut is included in ongoing safety and efficacy testing of products that prevent backover accidents.

RICHARD JULIEN, Director.   Richard Julien is Senior Vice President of Sense Technologies.  Mr. Julien joined Sense Technologies in 2005 and is responsible for the sales and marketing division.  Mr. Julien has more than 30 years of experience in sales and marketing, and has an outstanding reputation within the retail community.  Mr. Julien has enjoyed particular success in developing marketing and sales strategies for start up manufacturers who were pioneering new and unique items suitable for large mass merchants and warehouse clubs.   During his career he has developed lines from the beginning, increasing them to national multi-million dollar sales organizations with category dominance.   Mr. Julien has also served as a vendor advisor to one of the largest retailers in the United States.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

To Sense's knowledge, based solely on a review of the copies of Forms 3 and 4, as amended furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, Sense believes that during the year ended February 28, 2009, its Directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements of the Securities Exchange Act of 1934.

CODE OF ETHICS

The Company has not adopted a code of ethics; however, it intends to do so in connection with any expansion of its management.

CORPORATE GOVERNANCE

The Board of Directors has established an Audit Committee and a Compensation Committee. The Board of Directors has no standing nominating committee.  The functions performed by these committees are summarized below:

AUDIT COMMITTEE

The Audit Committee considers the selection and retention of independent auditors and reviews the scope and results of the audit. In addition, it reviews the adequacy of internal accounting, financial and operating controls and reviews Sense's financial reporting compliance procedures. The members of the Audit Committee are Robert Doviak, James R. Iman and Bruce Schreiner.

In the course of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended February 28, 2009; (2) received a report from M&K CPAS, PLLC, our independent auditors, on the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees”; (3) received the written disclosures and the letter from the auditors required by Independence Standards Board Statement No. 1, “Independence Discussions with Audit Committee”; and (4) considered whether the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

Based on the foregoing review and discussions, the board has concluded that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended February 28, 2009 filed with the SEC.

COMPENSATION COMMITTEE

The Compensation Committee reviews and approves the compensation of Sense's officers, reviews and administers Sense's stock option plans for employees and makes recommendations to the Board of Directors regarding such matters. The functions of the Compensation Committee are performed by the Board of Directors. The members of the Compensation Committee are Robert Doviak and James R. Iman.

NOMINATING COMMITTEE

No Nominating Committee has been appointed. Nominations of directors are made by the board of directors. The Directors are of the view that the present management structure does not warrant the appointment of a Nominating Committee.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth all information concerning the total compensation of Sense’s president, chief executive officer, chief financial officer, and the three other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to Sense Technologies, Inc. in all capacities for the year ended February 28, 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compens- ation ($)	Total ($)
Bruce Schreiner, President, Chief Executive Officer, Chief Financial Officer	2008 2009	None None	None None	200,000 None	None None	None None	None None	None None	200,000 None

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

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED LAST TWO FINANCIAL YEARS

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers and directors are set out in the following table:

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

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

There were no stock options exercised during the Company’s fiscal year ended February 28, 2009.

TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS

There are currently no employment contracts in place with the Directors and Officers of Sense. .

COMPENSATION OF DIRECTORS

There are no standard arrangements pursuant to which directors of Sense are compensated for services provided as a Director or members of committees of the Board of Directors. Two of the Directors of Sense Robert Doviak and James Iman, each received options to purchase 500,000 shares of common stock of Sense Technologies for $.05 a five year period, until December 31, 2012 as compensation for the year ended February 29, 2008 for services provided as a Director or member of a committee of the Board of Directors.   They received no cash compensation.  Value of the options granted to these two directors during the year ended February 29, 2008 amounted to $37,400 each.  The stock options were accounted for under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award.  See Note 10 to our February 28, 2009 financial statements.

Lowell Martinson was paid $75,500 for consulting for the year ended February 28, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information respecting our compensation plans as at February 28, 2009 under which shares of our common stock are authorized to be issued.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1.000,000	$.05	1,000,000
Total	1,000,000	$.05	1,000,000

On June 10, 2009 there were 62,204,651 shares of our common stock (the "Common Stock"), issued and outstanding, each share carrying the right to one vote, and 315,916 Class A” Preferred Shares.  The Class “A” Preferred Shares are non-voting.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 10, 2009, by

(i)

each person or entity known by Sense to beneficially own more than 5% of the Common Stock;

(ii)

each Director of Sense;

(iii)

each of the named Executive Officers of Sense; and

(iv)

all Directors and Executive Officers as a group.

Except as noted in the following table, Sense believes that the beneficial owners of the Common Stock listed below have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Percent of Class [2]
Steve Sommers[3] 21018 Buckskin Trail Elkhorn, NE 68022	3,386,067 [3]	5.44%
Bruce E. Schreiner, Director 3535 Grassridge Drive Grand Island, Nebraska 68803	3,684,838	5.92%
James Iman, Director 2601 Ridgmar Plaza Suite 201 Fort Worth TX 76116	650,000	1.04%
Robert Doviak (effective Nov 15, 2007) 13237 Montforth Drive Dallas TX 75240	505,000	81%
Lowell Martinson 4043 W. Kitty Hawk, Suite 7 Chandler, AZ 85226	4,000,000	6.43%
Richard Julien 3120 W Carefree Hwy, Suite 1-534 Phoenix AZ 85086-3201	1,000,000	1.61%
All directors and officers as a group (5 persons)	9,839,838	15.82%

[1]

Based upon information furnished to Sense by the Directors, Executive Officers or beneficial holders, or obtained from the stock transfer agent of Sense, or obtained from insider reports.

[2]

Based upon a total of 62,204,651 shares of common stock currently issued and outstanding, and includes in each case any stock underlying immediately exercisable stock options granted to each person listed.

[3]

Includes 3,175,117 shares held by SFS Resources Inc., an entity in which Steve Sommers is a controlling shareholder; and 100,000 shares held by Steven Sommers II Investments LLC.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the year ended February 28, 2009, we incurred interest charges in the amount of $32,143 on promissory notes payable to the Schroeder & Schreiner P.C. 401(K) Profit Sharing Plan administered by Bruce Schreiner and we incurred charges of $17,150 with an accounting firm of which Bruce Schreiner is a partner.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit of our financial statements as at February 29, 2008 and February 28, 2009 and for the years then ended was carried out by M&K CPAS, PLLC. In addition, we were engaged to BDO Dunwoody for a 2008 only audit. The fees for services provided to us in each of the fiscal years ended February 29, 2008 and February 28, 2009 were as follows:

Fees	2008	2009
Audit fees	$63,000	$48,000
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use M&K CPAS, PLLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage M&K CPAS, PLLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before M&K CPAS, PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●

approved by our audit committee (which consists of our entire board of directors); or

●

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

The board of directors has considered the nature and amount of fees billed by M&K CPAS, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining M&K CPAS, PLLC’s independence.

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

PART IV

Item 15.  EXHIBITS

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	The Articles of Continuance	Incorporated by reference as Exhibit 3.1 to the Company’s Form 10-KSB, filed with the SEC on May 24, 2002 (“2002 Form 10-KSB”)
3.2	By-Laws	Incorporated by reference as Exhibit 3.2 to the 2002 Form 10-KSB
3.3	Articles of Amendment	Incorporated by reference to as Appendix A to the Company’s Schedule 14A – Definitive Proxy Statement, filed with the SEC on June 17, 2002 (“Schedule 14A”)
10.1	Amended Stock Option Agreement dated October 2, 2001 between Bruce E. Schreiner and the Company.	Incorporated by reference as Exhibit 10.1 to the 2002 Form 10-KSB
10.2	Two (2) Amended Stock Option Agreements both dated October 2, 2001 between Cynthia L. Schroeder and the Company.	Incorporated by reference as Exhibit 10.2 to the 2002 Form 10-KSB
10.3	2002 Stock Option Plan	Incorporated by reference as Appendix B to the 2002 Schedule 14A
10.4	License agreement with Palowmar Industries, LLC and Lowell Martinson, inventor respecting the ScopeOut® product.	Incorporated by reference as Exhibit 10.4 to the 2006 Form 10-KSB
23.1	Consent of BDO Dunwoody LLP, Accountants	Incorporated by reference as Exhibit 23.1 to the 2008 Form 10-KSB
31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32.1	Section 1350 Certification	Filed herewith

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2009.

SENSE TECHNOLOGIES INC.

By:  /s/ Bruce E. Schreiner

Bruce E. Schreiner

President, Chief Executive Officer,

Chief Financial Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:

Title:

Date:

/s/ Bruce E. Schreiner

Chief Executive Officer, President

August 6, 2009

Bruce E. Schreiner

Director and Chief Financial Officer

/s/ James R. Iman

Director

August 6, 2009

James R. Iman

/s/ Bob Doviak

Director, Secretary

August 6, 2009

Bob Doviak

/s/ Lowell Martinson

Director

August 6, 2009

Lowell Martinson

/s/ Richard Julien

Director

August 6, 2009

Richard Julien

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

Exhibit 31.1

CERTIFICATION
PURSUANT TO RULE 13a-14(a) OR 15d-14(a)
OF THE U.S. SECURITIES EXCHANGE ACT OF 1934

I, Bruce E. Schreiner, certify that:

1.

I have reviewed this report for the fiscal year ended February 28, 2009 of Sense Technologies Inc.

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

“Bruce E. Schreiner”

By:

Bruce E. Schreiner

Dated:  August 6, 2009

President and Principal Financial Officer

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S. SECURITIES EXCHANGE ACT OF 1934

In connection with the Annual Report of Sense Technologies Inc. (the "Company") on Form 10-K for the fiscal year ended February 28, 2009 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

“Bruce E. Schreiner”

Dated:  August 6, 2009

By:

Bruce E. Schreiner

President and Principal Financial Officer

Sense Technologies Inc. Form 10K Feb 2009

____________________________________________________________________________________________________________