Form 10-Q
period 2009-05-31
SENSE TECHNOLOGIES INC
filed 2009-09-11
CIK 1077638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                            to

Commission File Number: 000-29990

SENSE TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

British Columbia	90010141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2535 N. Carleton Avenue Grand Island, Nebraska	68803
(Address of principal executive offices)	(Zip Code)

(308) 381-1355

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐     NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See  definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2009
Common Stock, $0.03 par value per share	62,204,651 shares

TABLE OF CONTENTS

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.

FINANCIAL STATEMENTS

May 31, 2009

(Stated in US Dollars)

_____________________________________________________________________________________________________________________

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.
BALANCE SHEETS
As of May 31, 2009 and February 28, 2009
(Stated in US Dollars)
(Unaudited)

	May 31	February 28
	2009	2009
ASSETS

Current
Cash	$3,439	$645
Accounts receivable	2,120	-
Accounts receivable-related party	2,532	2,532
Inventory	27,002	27,611
Prepaids	16,207	14,345
Total Current Assets	51,300	45,133

Deposit	84,928	84,928
Equipment – Net of accumulated depreciation of $82,064 and $79,012 at May 31, 2009 and February 28, 2009, respectively	60,643	63,695
Intangible assets	52	52
Total Assets	$196,923	$193,808
LIABILITIES

Current
Bank Overdraft	$-	$45,778
Accounts payable	231,703	188,976
Accounts payable – related party	52,603	44,552
Accrued expenses	1,046,247	1,064,664
Accrued expenses – related party	409,061	313,528
Notes payable	483,015	499,842
Notes payable – related party	427,500	427,500
Advances payable – related entity	11,015	-
Dividends payable	211,039	203,141
Convertible promissory notes payable	584,447	584,447

Total Current Liabilities	3,456,630	3,372,428
STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares
issued at May 31, 2009 (February 28, 2009: 315,914)	315,914	315,914
Common stock, without par value 100,000,000 shares authorized,
62,204,651 shares issued at May 31, 2009 (February 28, 2009: 62,204,651)	12,903,039	12,903,039
Common stock subscribed	142,500	32,500
Common stock to be issued	88,889	88,889
Deficit	(16,710,049)	(16,518,962)
Total Stockholders’ Deficiency	(3,259,707)	(3,178,620)
Total Liabilities and Stockholders’ Deficiency	$196,923	$193,808

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.
STATEMENTS OF LOSSES
for the three months ended May 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

	Three months ended
	May 31,
	2009	2008

Sales	$7,010	$16,675
Direct costs
Cost of sales	609	-
Manufacturing expenses	-	3,293
Research and development	1,550	-
Commissions	9,930	5,100
Royalties	50,000	30,000
	62,089	38,393
	(55,079)	(21,718)

Advertising and marketing	33,633	50,149
Consulting fees	800	18,300
Contract labor	4,179	3,000
Depreciation	3,052	3,894
Filing fees	605	-
Insurance	7,326	8,638
Interest and bank charges	44,474	32,879
Legal and accounting	-	680
Office and miscellaneous	11,061	4,804
Rent	17,203	16,434
Repairs and maintenance	172	-
Telephone and utilities	905	1,100
Travel and automotive	9,609	2,788
	133,019	142,666

Net operating loss	(188,098)	(164,384)

Rental income	4,908	-
Other income	-	2,789

Net loss for the period	$(183,190)	$(161,595)

Basic and diluted loss per share	$(0.01)	$(0.05)

Weighted average number of shares outstanding	62,204,651	45,688,889

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
for the three months ended May 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

	2009	2008

Operating Activities
Net loss for the period	$(183,190)	$(161,595)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	3,052	3,894

Changes in non-cash working capital balances related to operations:
Accounts receivable	(2,120)	(3,615)
Inventory	609	-
Prepaids	(1,862)	6,957

Accounts payable	82,117	13,631
Advances payable	11,015	129,700

Net cash used in operating activities	(90,379)	(11,028)

Financing Activities
Cash overdraft	-	(9,479)
Borrowing on notes payable Repayments on notes payable	- (16,827)	- (9,687)
Borrowings from bank indebtedness	-	-
Proceeds from common share subscriptions	110,000	30,000

Net cash provided by financing activities	93,173	10,834

Decrease in cash during the period	2,794	(194)

Cash, beginning of period	645	988

Cash, end of period	$3,439	$794

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended May 31, 2009
(Stated in US Dollars)
(Unaudited)

Common Stock			Preferred Stock		Common	Common
Issued		Issued			Stock	Subscriptions	Stock to	Accumulated
Shares	Amount	Shares	Amount		Subscribed	Receivable	Be Issued	Deficit	Total

Balance, February 29, 2008	45,575,551	$12,499,471	315,914	$315,914	$650,500	$(891,432)	288,889	$(15,473,645)	$(2,610,303)
Common share subscriptions		(524,016)	-	-	245,000	524,016	-	-	245,000
Common Stock issued	8,929,100	495,584	-	-	(863,000)	367,416			-
Management fee shares issued	2,500,000	200,000	-	-	-	-	(200,000)	-	-
Consulting fees	3,000,000	100,000			-	-		-	100,000
Royalties Payable	2,200,000	132,000	-	-	-	-	-	-	132,000
Dividends	-	-	-	-	-	-	-	(31,591)	(31,591)

Net loss for the period		-	-	-	-		-	(1,013,726)	(1,013,726)

Balance, February 28, 2009	62,204,651	12,903,039	315,914	315,914	32,500	-	88,889	(16,518,962)	(3,178,620)
Common share subscriptions					110,000				110,000
Dividends								(7,897)	(7,897)
Net loss for the period								(183,190)	(183,190)
Balance, May 31, 2009	62,204,651	$2,903,039	315,194	$315,194	$142,500	-	88,889	$(16,710,049)	$(3,259,707)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS

Note 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

While the information presented in the accompanying three months to May 31, 2009 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2009.

Note 2

Common Stock

a)

Escrow

At May 31, 2009, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

b)

Commitments :

Stock-based Compensation Plan

The Company has granted employees and directors common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

	May 31,		February 28,
	2009		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at
beginning of period	1,000,000	$0.05	1,025,000	$0.07
Expired	-	-	(25,000)	(1.00)

Outstanding and exercisable at
end of the period	1,000,000	$0.05	1,000,000	$0.05

At May 31, 2009, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date
1,000,000	$0.05	December 31, 2012

Common Stock Subscribed

For the three months ended May 31, 2009, the Company has received $110,000 in respect to private placements of 2,200,000 common shares. As at May 31, 2009, 2,700,000 shares had not been issued.

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________

Note 3

Related Party Transactions

The Company incurred the following items with directors and companies with common directors and shareholders for the three months ended May 31, 2009 and 2008:

	May 31,
	2009	2008

Royalties	$50,000	$30,000
Interest expense	$44,474	$20,171

As of May 31, 2009, included in accounts payable is $33,774 (February 28, 2009: $33,774) owing to an accounting firm in which a director of the Company is a partner and a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 28, 2009: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, $323,334 (February 28, 2009: $273,500) owing to a director of the Company in respect of royalties payable and $50,992 (February 28, 2009: $50,992) owing to the former president of the Company in respect of unpaid wages.

As of May 31, 2009, included in advances payable is $11,015 (February 28, 2009: $0) owed to a company controlled by a director.

As of May 31, 2009, promissory notes payable of $427,500 (February 28, 2009: $427,500) is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Due

June, 2009

$   20,000

May, 2009

   150,000

August, 2009

    90,000

September, 2009

    50,000

October, 2009

    75,000

November, 2009

    22,500

December, 2009

    20,000

Total

$427,500

All bear interest at 12% per annum.

Note 4

Accrued Liabilities

	May 31,	February 28,
	2009	2009
Accrued fees	37,494	40,194
Accrued payroll	55,842	55,869
Accrued interest payable	397,686	356,858
Accrued non resident withholding taxes, including accrued interest	120,956	120,956
Accrued royalties payable	803,334	753,334
Accrued taxes payable	51,011	50,981
	$1,466,323	$1,378,192

Note 5

Concentrations

The Company operates in one industry segment being the production, marketing and distribution of safety awareness products in the automotive industry. Substantially, all of the Company’s operations, and assets are located in the United States. During the three months ended May 31, 2009, there was one customer that accounted for $5,685 (81%) of sales revenue.   During the three months ended May 31, 2008, there were two customers that accounted for $13,049 (79%) of sales revenue.

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended May 31, 2009 and our Financial Statements and notes thereto for the period ended May 31, 2008.

1.

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

2.

Results of Operations

For the period ended May 31, 2009 as compared to the period ended May 31, 2008.

Sales for the period ended May 31, 2009 decreased by 42% from $16,675 to $7,010 due to reduced demand.  Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company, or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products with emphasis on large sales opportunities for ScopeOut®.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

Direct costs in 2009 were higher due to higher minimum royalties under the ScopeOut® license and increase in commissions paid.  Direct costs in 2008 were also high due to minimum royalties under the ScopeOut® license.

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

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

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

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

Royalties increased from $30,000 in 2008 to $50,000 in 2009, and increase of 67%, due to the increased requirement of minimum royalties necessary to maintain the exclusivity regarding the ScopeOut® license.

Consulting fees decreased from $18,300 in 2008 to $800 in 2009, a decrease of 96%.  Advertising and marketing expenses decreased from $50,149 in 2008 to $33,633 in 2009, a decrease of 34% as a result of  adjustments in the Company’s efforts to market the ScopeOut® products.

Legal, accounting and audit fees decreased from $680 in 2008 to $Nil for 2009 largely due to when the fees are incurred.

Research and development costs increased from $nil in 2008 to $1,550 in 2009.  This was primarily due to the ScopeOut® products package re-design.

Travel expenses increased to $9,609 in 2009 from $2,788 in 2008 due to the Company leasing an automobile to market its ScopeOut® products as many of the costs are being borne by intermediaries .

Following summarizes the overall operations results:

			Increase	% Increase
	2009	2008	( Decrease)	(decrease)

Sales	$7,010	$16,675	$(9,665)	(58) %
Direct Costs	$62,089	$38,393	$23,696	61%
General and Administrative expenses	$133,019	$142,666	$(9,647)	(7) %
Net Loss	$183,190	161,595	21,595	13%
Basic and Diluted Loss per share	0.01	0.05	(0.04)	(80)%

The stockholders and directors of the Company have been advised in the independent auditors report that there is substantial doubt that our company has the ability to continue as a going concern.

With respect to the financial condition beyond the fiscal year ending February 28, 2009, the Company will need access to additional funding to meet operating requirements based on its current state of affairs.  Access to funding may come from debts, loans from related parties, stock placement or a combination of the available options. Revenues for fiscal year ended February 28, 2009 were $75,546 and thus, expenses exceeded revenues.  Accordingly, the Company does not expect to be able to fund operations from internally-generated funds until such time as its sales exceed expenses.

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

Liquidity and Capital Resources

Our cash position at May 31, 2009 was $3,439 as compared to $698 at May 31, 2008. This increase was due to the net of our use of cash in operating and investing activities and cash provided by financing activities as described below.

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

Net cash used in operating activities

Net cash used in operating activities was $90,379 in 2009, compared to $11,028 in 2008. The increase in cash used in 2009 was largely due to the increase in cash royalty payments from $30,000 in 2008 to $50,000 in 2009

Net cash provided by financing activities

Net cash provided by financing activities was $93,173 in 2009 compared to net cash provided of $10,834 in 2008.

In 2009, we received $110,000 through subscriptions to private placements of our common shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer (who is also acting in the capacity as the principal accounting officer), of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company’s principal executive officer has concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company, including its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, the Company performed additional analysis and other post-closing procedures in an effort to ensure its consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company’s internal conclusion related to its disclosure and procedural controls is due to the number and magnitude or changes to its draft 10Q recommended by the Company’s independent auditor.

The Company plans to continue working with competent outside professionals to help it with quarterly reporting and if its business plan is successful additional improvements in the Company’s accounting department will be made.

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended May 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We, our subsidiaries and our property are not a party to any pending legal proceeding.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended May 31, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended May 31, 2009.

Item 5. Other Information.

None.

Sense Technologies Inc. Form 10-Q

Item 6. Exhibits.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) of the U.S. Securities Exchange Act of 1934

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSE TECHNOLOGIES INC.

Date	Signature

September 10, 2009	/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal executive officer) and Director

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________

Exhibit 31.1

CERTIFICATIONS

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

September 10, 2009

S/ BRUCE E. SCHREINER
Bruce E. Schreiner, Chief Executive Officer

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of Sense Technologies Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended May 31, 2009 as filed with the Securities and Exchange Commission (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

September 10, 2009

/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal financial and accounting officer)

[A signed original of this written statement required by Section 906 has been provided to Pinpoint Recovery Solutions Corp. and will be retained by Pinpoint Recovery Solutions Corp and furnished to the Securities and Exchange Commission or its staff upon request.]

Sense Technologies Inc. Form 10Q 31 May 2009 Q1

_____________________________________________________________________________________________________________________