Form 10-Q
period 2009-08-31
SENSE TECHNOLOGIES INC
filed 2009-10-21
CIK 1077638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 14, 2009
Common Stock	66,804,651 shares

TABLE OF CONTENTS

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

August 31, 2009

(Stated in US Dollars)

(Unaudited)

SENSE TECHNOLOGIES INC.
BALANCE SHEETS
As of August 31, 2009 and February 28, 2009
(Stated in US Dollars)

(Unaudited)

	August 31,	February 28,
	2009	2009
ASSETS
Current
Cash	$26	$645
Accounts receivable	2,810	-
Accounts receivable – related party	2,532	2,532
Inventory	26,981	27,611
Prepaids	9,516	14,345
Total Current Assets	41,865	45,133

Deposit	84,928	84,928
Equipment – Net of accumulated depreciation of $86,162 and $79,012 at August 31, 2009 and February 28, 2009, respectively	56,545	63,695
Intangible assets	52	52
Total Assets	$183,390	$193,808

LIABILITIES
Current
Bank overdraft	$-	$45,778
Accounts payable	399,258	188,976
Accounts payable – related party	44,695	44,552
Accrued expenses	934,017	1,064,664
Accrued expenses – related party	618,768	313,528
Notes payable	469,786	499,842
Notes payable – related party	432,500	427,500
Advances payable – related entity	6,360	-
Dividends payable	218,937	203,141
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,708,768	3,372,428

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued
at August 31, 2009 (February 28, 2009: 315,914)	315,914	315,914
Common stock, without par value 100,000,000 shares authorized,
62,204,651 shares issued at August 31, 2009 (February 28, 2009: 62,204,651)	12,903,039	12,903,039
Common stock subscribed	212,500	32,500
Common stock to be issued	88,889	88,889
Deficit	(17,045,720)	(16,518,962)
Total Stockholders’ Deficiency	(3,525,378)	(3,178,620)
Total Liabilities and Stockholders’ Deficiency	$183,390	$193,808

SEE ACCOMPANYING NOTES TO THE FINANDIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENTS OF LOSS
for the three and six months ended August 31, 2009 and 2008
(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2009	2008	2009	2008

Sales	$39,119	$96,992	$46,128	$113,667
Direct costs
Cost of sales	12,814	31,264	13,423	34,557
Research and development	1,080	3,300	2,630	3,300
Commissions	10,778	5,100	20,708	10,200
Royalties	50,000	30,000	100,000	60,000
	74,672	69,664	136,761	108,057
	(35,553)	27,328	(90,633)	5,610
Expenses Advertising and marketing	18,025	70,221	51,658	120,369
Consulting fees	8,700 1,000 4,097	6,600 2,000 3,895	9,500 5,179 7,149	24,900 5,000 7,790
Contract labor
Depreciation
Filing fees	1,885	1,750	2,490	1,750
Financing fees	-	36,354	-	36,354
Insurance	6,742	8,637	14,069	17,275
Interest and bank charges	54,399	37,080	104,924	69,956
Legal and accounting	35,807	357	35,957	51
Office and miscellaneous	141,885	10,475	146,915	12,565
Rent	17,210	16,434	34,413	32,869
Shareholder information and printing	62	-	62	-
Telephone and utilities	627	1,239	1,531	2,340
Transfer agent fees	2,315	4,664	2,315	5,573
Travel and automotive	1,101	8,540	10,709	11,328
	293,855	208,246	426,871	348,120
Net Operating Loss	(329,408)	(180,918)	(517,504)	(342,510)

Rental income	1,636	-	6,544	-

Net loss from operations	(327,772)	(180,918)	(510,960)	(342,510)

Preferred dividends, paid or accrued	7,899	7,898	15,798	15,796

Net loss attributable to common stockholders	$(335,771)	$(188,816)	$(526,758)	$(358,306)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	62,204,651	50,378,408	62,204,651	50,326,203

SEE ACCOMPANYING NOTES TO THE FINANDIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
for the three and six months ended August 31, 2009 and 2008
(Stated in US Dollars)

(Unaudited)

	3 Months Ended 8/31/2009	6 Months ended 8/31/2009	3 Months ended 8/31/2008	6 Months ended 8/31/2008

Operating Activities
Net loss for the period	$(398,185)	$(510,960)	(180,918)	$(342,510)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	4,097	7,149	3,895	7,790
Write-off of accounts payable	-	-	-	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	(690)	(2,810)	(64,655)	(68,270)
Inventory	22	630	(82,637)	(82,637)
Prepaids	6,691	4,829	(10,080)	(3,123)
Accounts payable and accrued liabilities	327,536	339,239	130,754	144,384
Advances payable	(4,655)	6,360	55,250	(40,050)

Net cash used in operating activities	(65,184)	(155,563)	(148,391)	(384,416)

Financing Activities
Borrowing on debt	(8,229)	15,000	105,375	95,688
Payments on debt		(40,056)
Advances payable – unrelated parties	-	-	-	225,000
Borrowings from bank indebtedness	-	-	23,439	13,957
Proceeds from common share subscriptions	70,000	180,000	20,000	50,000

Net cash provided by financing activities	61,771	109,165	148,814	384,645

Decrease in cash during the period	(3,413)	(619)	423	229

Cash, beginning of period	3,439	645	794	988

Cash, end of period	$26	$26	$1,217	$1,217

SEE ACCOMPANYING NOTES TO THE FINANDIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended August 31, 2009
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common		Common
	Issued		Issued		Stock	Subscriptions	Stock to	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Receivable	Be Issued	Deficit	Total

Balance, February 29, 2008	45,575,551	$ 12,499,471	315,914	$ 315,914	$ 650,500	$ (891,432)	288,889	$ (15,473,645)	$ (2,610,303)
Common share subscriptions		(524,016)			245,000	524,016			245,000
Common Stock issued	8,929,100	495,584			(863,000)	367,416
Management fee shares issued	2,500,000	200,000					(200,000)
Consulting fees	3,000,000	100,000							100,000
Royalties Payable	2,200,000	132,000							132,000
Dividends								(31,591)	(31,591

Net loss for the period								(1,013,726)	(1,013,726

Balance, February 28, 2009	62,204,651	12,903,039	315,914	315,914	32,500		88,889	(16,518,962)	(3,178,620)
Common share subscriptions					180,000				180,000
Dividends								(15,798)	(15,798)
Net loss for the period								(510,960)	(510,960)
Balance, August 31, 2009	62,204,651	$ 12,903,039	315,194	$ 315,194	$ 212,500		88,889	$ (17,045,720)	$ (3,525,378)

SEE ACCOMPANYING NOTES TO THE FINANDIAL STATEMENTS

SENSE TECHNOLOGIES INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS

Note 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern .

While the information presented in the accompanying twelve months to August 31, 2009 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2009.

Note 2	Common Stock
	a)	Escrow :

At August 31, 2009, there are 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

	b)	Commitments :
Stock-based Compensation Plan

	August 31,		February 28,
	2009		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at
beginning of period	1,025,000	$0.07	1,025,000	$0.07
Expired	(25,000)	(1.00)	(25,000)	(1.00)

Outstanding and exercisable at
end of the period	1,000,000	$0.05	1,000,000	$0.05

At August 31, 2009, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date
1,000,000	$0.05	December 31, 2012

Common Stock Subscribed

For the six months ended August 31, 2009, the Company has received $180,000 in respect of private placements of 3,600,000 common shares. As at August 31, 2009, 4,100,000 shares had not been issued; 3.600,000 relating to the current period and 500,000 relating to prior periods .

Note 3	Related Party Transactions
	The Company incurred the following items with directors and companies with common directors and shareholders:
		August 31,
		2009	2008

	Royalties	$100,000	$60,000
	Interest expense	$95,986	$20,106

As of August 31, 2009, included in accounts payable is $33,774 (February 28, 2009: $33,774) owing to an accounting firm in which a director of the Company is a partner and a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 28, 2009: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, $373,335 (February 28, 2009: $273,500) owing to a director of the Company in respect of royalties payable and $50,992 (February 28, 2009: $50,992) owing to the former president of the Company in respect of unpaid wages.

As of August 31, 2009, included in advances payable is $6,360 (February 28, 2009: $0) owed to a company controlled by a director.

As of August 31, 2009, promissory notes payable of $432,500 (February 28, 2009: $427,500) is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Due June, 2009

$   20,000

May, 2009

   150,000

August, 2009

    90,000

September, 2009

    50,000

October, 2009

    75,000

November, 2009

    22,500

December, 2009

    20,000

June, 2010

      5,000

   Total

$432,500

All bear interest at 12% per annum.

Note 4

Accrued Liabilities

	August 31, 2009	February 28, 2009
Accrued fees	24,611	40,194
Accrued payroll	55,721	55,869
Accrued interest payable	448,150	356,858
Accrued non resident withholding taxes, including accrued interest	120,956	120,956
Accrued royalties payable	853,334	753,334
Accrued taxes payable	50,013	50,981
	$1,552,785	$1,378,192

Note 5

Concentrations

The Company operates in one industry segment being the production, marketing and distribution of safety awareness products in the automotive industry. Substantially, all of the Company’s operations, and assets are located in the United States. During the six months ended August 31, 2009, there were two customers that accounted for $44,273 (97%) of sales revenue.   During the six months ended August 31, 2008, there were three customers that accounted for $101,757 (91%) of sales revenue.

Note 6

Commitments and Contingencies

The Company is in arrears with respect to its lease of property with San Tan Development. As a result, the company is being faced with a judgment in an amount equal to the remaining months of lease commitments and attorney’s fees and costs. Sense has booked a liability in the amount of the judgment and have accrued attorney’s fees. The amount of the lease liability is $107,372. The estimated attorneys fees are based on 20% of damages sought and total $21,474. If the property is sub-leased for any part of the remaining lease term, or other arrangements with the landlord are made, the liability will be accordingly adjusted.

Note 7

Subsequent Events

The Company issued 4,600.000 shares previously subscribed for on September 23, 2009.

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended August 31, 2009 and our Financial Statements and notes thereto for the period ended August 31, 2008.

1         Overview of Operations

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

2     Results of Operations

For the six month period ended August 31, 2009 as compared to the period ended August 31, 2008.

Sales for the period ended August 31, 2009 decreased by 41% from $113,667 to $46,128 due to reduced demand.  Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company, or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

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

Based on this, management believed at February 28, 2007 that existing inventory was still resalable, though likely not in the large volumes per customer as originally anticipated.  Further, management believed that the product could successfully be redesigned, engineered, and prototyped and manufactured in the appropriate aesthetic versions necessary to achieve such large customer sales.  Based on this, when the initial 10-KSB was filed and financial statements issued, no impairment of the intangible asset was believed to exist.  However, management now believes that the total impairment of that intangible asset as of that date is appropriate as there was no assurance at the time that our expectations of solving the aesthetics and other marketing problems would actually be successful.  This is further because no significant sales of the new versions of the product have yet occurred, notwithstanding significant marketing effort to do so.  Since six months have elapsed since the new iteration versions of the products have arrived for demonstration and marketing purposes, within which such sales could have occurred, it seems most appropriate to look at that historical result to anticipate what potential sales might occur in the future.  Unit sales of ScopeOut® products were as follows:

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

We also wrote off equipment of $19,341 and an uncollectible promissory note receivable from a group of original investors in the Company in the amount of $585,000 during 2008. This note had been outstanding for several years and its collection was contingent on successful resolution of a bankruptcy proceeding of an unrelated company. During the year ended February 29, 2008, management made the determination that the possibility of collection on this note was remote and determined it should be written-off.

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

Royalties increased from $60,000 in 2008 to $100,000 in 2009, and increase of 67%, due to the increased requirement of minimum royalties necessary to maintain the exclusivity regarding the ScopeOut® license.

Consulting fees decreased from $24,900 in 2008 to $9,500 in 2009, a decrease of 39%.  Advertising and marketing expenses decreased from $120,369 in 2008 to $51,658 in 2009, a decrease of 43%, both as a result of adjustments in the Company’s efforts to market the ScopeOut® products.

Following summarizes the overall operations results:

			Increase	% Increase
	2009	2008	( Decrease)	(decrease)

Sales	46,128	113,667	(67,539)	(40.58)
Direct Costs	136,761	108,057	28,704	26.56
General and Administrative expenses	426,871	348,120	(56,615)	(83.74)
Net Loss	(517,504)	(342,510)	184,248	53.80
Basic and Diluted Loss per share	( .01)	( .01)	-	-

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

Liquidity and Capital Resources

Our cash position at August 31, 2009 was $26 as compared to $1,217 at August 31, 2008. This decrease was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

Net cash used in operating activities

Net cash used in operating activities was $155,563 in 2009, compared to $384,416 in 2008. The decrease in cash used in 2009 was largely due to the decrease in ScopeOut® marketing activities.

Net cash provided by financing activities

Net cash provided by financing activities was $154,944 in 2009 compared to net cash provided of $384,645 in 2008.

In 2009, we received $180,000 through subscriptions to private placements of our common shares.

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended August 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to a legal proceeding regarding our lease in Chandler, Arizona.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended August 31, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended August 31, 2009.

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

SENSE TECHNOLOGIES INC.

Date	Signature

October 20, 2009	/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal executive officer) and Director

Exhibit 31.1

CERTIFICATIONS

I, Bruce E. Schreiner, certify that:

1.

I have reviewed this report of the fiscal quarter ended August 31, 2009 of Sense Technologies, Inc.

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

October 20, 2009

S/ BRUCE E. SCHREINER
Bruce E. Schreiner, Chief Executive Officer

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of Sense Technologies Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended August 31, 2009 as filed with the Securities and Exchange Commission (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

October 20, 2009

/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal financial and accounting officer)

[A signed original of this written statement required by Section 906 has been provided to Pinpoint Recovery Solutions Corp. and will be retained by Pinpoint Recovery Solutions Corp and furnished to the Securities and Exchange Commission or its staff upon request.]