Form 10-Q
period 2009-11-30
SENSE TECHNOLOGIES INC
filed 2010-01-20
CIK 1077638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2009

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

__________________________________________________________________________________________________________ Page 1

practicable date.

Class	Outstanding at January 12, 2010
Common Stock	66,804,651 shares

TABLE OF CONTENTS

Sense Technologies Inc. Form 10-Q

__________________________________________________________________________________________________ Page 2

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

November 30, 2009

(Stated in US Dollars)

( Unaudited )

_____________________________________________________________________________________________________________________ Page 3

SENSE TECHNOLOGIES INC.
BALANCE SHEETS
As of November 30, 2009 and February 28, 2009
(Stated in US Dollars)
(Unaudited)

	November 30,	February 28,
	2009	2009
ASSETS
Current
Cash	$7,807	$645
Accounts receivable	5,019	-
Accounts receivable – related party	2,532	2,532
Inventory	26,981	27,611
Prepaids	22,435	14,345
Total Current Assets	64,774	45,133

Deposit	84,928	84,928
Equipment – Net of accumulated depreciation of $89,737 and $79,012 at November 30, 2009 and February 28, 2009, respectively	52,970	63,695
Intangible assets	52	52
Total Assets	$202,724	$193,808

LIABILITIES
Current
Bank overdraft	$-	$45,778
Accounts payable	280,389	188,976
Accounts payable – related party	47,284	44,552
Accrued expenses	1,037,186	1,064,664
Accrued expenses – related party	678,839	313,528
Notes payable	461,861	499,842
Notes payable – related party	432,500	427,500
Advances payable – related entity	24,935	-
Dividends payable	226,835	203,141
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,774,276	3,372,428

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share, 20,000,000 shares authorized, 315,914 shares issued
at November 30, 2009 (February 28, 2009: 315,914)	315,914	315,914
Common stock, without par value 100,000,000 shares authorized,
66,804,651 shares issued at November 30, 2009 (February 28, 2009: 62,204,651)	13,115,539	12,903,039
Common stock subscribed	-	32,500
Common stock to be issued	88,889	88,889
Deficit	(17,091,894)	(16,518,962)
Total Stockholders’ Deficiency	(3,571,552)	(3,178,620)
Total Liabilities and Stockholders’ Deficiency	$202,724	$193,808

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

_________________________________________________________________________________________________ Page 4

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF LOSS
for the three and nine months ended November 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2009	2008	2009	2008

Sales	$70,065	$4,871	$116,193	$118,538
Direct costs
Cost of sales	-	33	631	31,018
Manufacturing expenses	7,500	-	20,293	3,572
Research and development	-	7,856	2,630	11,156
Commissions	15,257	5,100	35,965	15,300
Royalties	50,000	30,000	150,000	90,000
	72,757	42,989	209,519	151,046
	(2,692)	(38,118)	(93,326)	(32,508)
Expenses
Advertising and marketing	150	59,015	51,808	179,385
Consulting fees	-	101,200	9,500	126,100
Contract labor	1,000	1,000	6,179	6,000
Depreciation	3,575	5,076	10,724	11,181
Filing fees	1,060	2,735	3,550	4,485
Financing fees	-	-	-	36,354
Insurance	5,565	8,599	19,634	25,874
Interest and bank charges	43,867	50,165	139,852	121,872
Legal and accounting	9,157	37,639	45,113	37,690
Office and miscellaneous	(49,698)	48,306	106,155	60,878
Rent	17,514	16,846	51,927	49,715
Shareholder information and printing	-	-	62	-
Telephone and utilities	-	1,140	1,531	3,480
Transfer agent fees	1,454	780	3,770	6,352
Travel and automotive	1,942	4,087	12,651	15,414
	35,586	336,588	462,456	684,780
Net Operating Loss	(38,278)	(374,706)	(555,782)	(717,288)

Rental income	-	-	6,544	-

Net loss from operations	(38,278)	(374,706)	(549,238)	(717,288)

Preferred dividends, paid or accrued	7,899	7,898	23,694	23,690

Net loss attributable to common stockholders	$(46,177)	$(382,604)	$(572,932)	$(740,978)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	65,642,014	55,520,207	63,342,106	50,456,333

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

__________________________________________________________________________________________________ Page 5

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended November 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

		3 Months Ended 11/30/2009	9 Months ended 11/30/2009	3 Months ended 11/30/2008	9 Months ended 11/30/2008
Operating Activities	$		$	$	$
Net loss for the period		(38,278)	(549,238)	(374,706)	(717,288)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation		3,575	10,724	3,391	11,181
Common shares issued for services		-	-	122,000	122,000
Changes in non-cash working capital balances related to operations:
Accounts receivable		(2,209)	(5,019)	66,916	(1.353)
Inventory		-	630	32	(82,605)
Prepaids		(12,919)	(8,090)	8,364	5,241
Accounts payable and accrued liabilities		46,963	386,201	77,422	235,834

Net cash used by operating activities		(2,868)	(164,792)	(96,581)	(426,990)

Financing Activities
Borrowing on debt		18,483	27,483	345,585	441,273
Payments on debt		(26,408)	(60,464)	(77,956)	(77,956)
Advances payable – unrelated parties		-	-	(225,000)	-
Advances payable – related parties		18,575	24,935	8,625	(31,425)
Proceeds from common share subscriptions		-	180,000	45,000	95,000

Net cash provided by financing activities		10,649	171,954	96,254	426,892

Decrease in cash during the period		7,781	7,162	(327)	(98)

Cash, beginning of period		26	645	1,217	988

Cash, end of period		$7,807	7,807	890	890

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

__________________________________________________________________________________________________________________________________ Page 6

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended November 30, 2009
(Stated in US Dollars)
(Unaudited)

	Common Stock				Preferred Stock			Common		Common
	Issued				Issued			Stock	Subscriptions	Stock to		Accumulated
	Shares		Amount		Shares		Amount	Subscribed	Receivable	Be Issued		Deficit	Total

Balance, February 29, 2008	45,575,551		$12,499,471		315,914		$315,914	$650,500	$(891,432)	288,889		$(15,473,645)	$(2,610,303)
Common share subscriptions			(524,016)			-		245,000	524,016		-	-	245,000
Common Stock issued	8,929,100		495,584		-		-	(863,000)	367,416				-
Management fee shares issued	2,500,000		200,000		-		-	-	-	(200,000)		-	-
Consulting fees	3,000,000		100,000					-	-			-	100,000
Royalties Payable	2,200,000	-	132,000		-		-	-	-		-	-	132,000
Dividends	-		-		-		-	-	-	-		(31,591)	(31,591

Net loss for the period				-		-		-	-		-	(1,013,726)	(1,013,726

Balance, February 28, 2009	62,204,651		12,903,039		315,914		315,914	32,500	-	88,889		(16,518,962)	(3,178,620)
Common share subscriptions								180,000					180,000
Common Stock Issued	4,600,000		212,500		-		-	(212,500)	-		-	-	-
Dividends												(23,694)	(23,694)
Net loss for the period												(549,238)	(549,238)
Balance, November 30, 2009	66,804,651		$13,115,539		315,194		$315,914	$-	-	88,889		$(17,091,894)	$(3,571,552)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

____________________________________________________________________________________________________________________________________________________________ Page 7

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

While the information presented in the accompanying twelve months to February 28, 2009 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2009.

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

Note 2

Common Stock

a)

Escrow:

At November 30, 2009, there were 5,970,190 performance shares held in escrow by the Company’s transfer agent. Included in this amount are 3,250,000 escrow shares to be earned out on the basis of one share for each $0.50 of cash flow generated by the Company. Once these shares are earned out, the remaining 2,720,190 escrow shares are to be earned out for each $5.00 of cash flow generated by the Company. The release of these shares is subject to the direction or determination of the relevant regulatory authorities.

_____________________________________________________________________________________________________________________ Page 8

b)

Commitments:

Stock-based Compensation Plan

	November 30,		February 28,
	2009		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at
beginning of period	1,025,000	$0.07	1,025,000	$0.07
Expired	(25,000)	(1.00)	(25,000)	(1.00)

Outstanding and exercisable at
end of the period	1,000,000	$0.05	1,000,000	$0.05

At November 30, 2009, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date
1,000,000	$0.05	December 31, 2012
Note 3	Related Party Transactions
	The Company incurred the following items with directors and companies with common directors and shareholders:
		November 30,
		2009	2008

	Royalties	$150,000	$90,000
	Interest expense	$139,852	$30,988

As of November 30, 2009, included in accounts payable is $47,284 (February 28, 2009: $33,774) owing to an accounting firm in which a director of the Company is a partner and a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 28, 2009: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, $423,335 (February 28, 2009: $273,500) owing to a director of the Company in respect of royalties payable and $50,992 (February 28, 2009: $50,992) owing to the former president of the Company in respect of unpaid wages.

As of November 30, 2009, included in advances payable is $24,935 (February 28, 2009: $0) owed to a company controlled by a director.

As of November 30, 2009, promissory notes payable of $432,500 (February 28, 2009: $427,500) is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Due June, 2009

$   20,000

May, 2009

   150,000

August, 2009

    90,000

September, 2009

    50,000

October, 2009

    75,000

November, 2009

    22,500

December, 2009

    20,000

June, 2010

      5,000

Total

$432,500

All bear interest at 12% per annum.

_____________________________________________________________________________________________________________________ Page 9

Note 4

Accrued Liabilities

	November 30, 2009	February 28, 2009
Accrued fees	24,611	40,194
Accrued payroll	53,741	55,869
Accrued interest payable	490,307	356,858
Accrued non resident withholding taxes, including accrued interest	120,956	120,956
Accrued royalties payable	903,334	753,334
Accrued San Tan Lawsuit	73,065	-
Accrued taxes payable	50,011	50,981
	$1,716,025	$1,378,192

Note 5

Concentrations

The Company operates in one industry segment being the production, marketing and distribution of safety awareness products in the automotive industry. Substantially, all of the Company’s operations, and assets are located in the United States. During the nine months ended November 30, 2009, there were two customers that accounted for $114,338 (99%) of sales revenue.   During the nine months ended November 30, 2008, there were two customers that accounted for $81,547 (69%) of sales revenue.

Note 6

Commitments and Contingencies

The Company is in arrears with respect to its lease of property with San Tan Development. As a result, the company is being faced with a judgment in an amount equal to the remaining months of lease commitments and attorney’s fees and costs. Sense has booked a liability in the amount of the judgment and have accrued attorney’s fees. The amount of the lease liability is $107,372. The estimated attorneys fees are based on 20% of damages sought and total $21,474. The property is sub-leased for part of the remaining lease term,  the liability was adjusted by $55,781 in the current quarter.

Note 7

Subsequent events

Subsequent to November 30, 2009 we signed an agreement to use a vendor trade name that required an $80,000 down payment which was paid in cash and a 6% ongoing royalty interest. No events other than those described here that took place subsequent to November 30, 2009 and through the date of this filing in the opinion of management are required to be disclosed.

_____________________________________________________________________________________________________________________ Page 10

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended November 30, 2009 and our Financial Statements and notes thereto for the period ended November 30, 2008.

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

2.

Results of Operations

For the nine month period ended November 30, 2009 as compared to the period ended November 30, 2008.

Sales for the period ended November 30, 2009 decreased by 2% from $118,538 to $116,193 due to reduced demand.  Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company, or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

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

_____________________________________________________________________________________________________________________ Page 11

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

_____________________________________________________________________________________________________________________ Page 12

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

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

Royalties increased from $90,000 in 2008 to $150,000 in 2009, and increase of 67%, due to the increased requirement of minimum royalties necessary to maintain the exclusivity regarding the ScopeOut® license.

Consulting fees decreased from $126,100 in 2008 to $9,500 in 2009, a decrease of 93%.  Advertising and marketing expenses decreased from $179,385 in 2008 to $51,808 in 2009, a decrease of 71%, both as a result of adjustments in the Company’s efforts to market the ScopeOut® products.

Following summarizes the overall operations results:

			Increase	% Increase
	2009	2008	( Decrease)	(decrease)

Sales	116,193	118,538	(2,345)	(1.981)
Direct Costs	209,519	151,046	58,473	38.71
General and Administrative expenses	462,456	684,780	(222,324)	(32.47)
Net Loss	(549,238)	(717,288)	168,050	23.43
Basic and Diluted Loss per share	( .01)	( .01)	-	-

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

Liquidity and Capital Resources

Our cash position at November 30, 2009 was $7,807 as compared to $645 at February 28, 2009. This increase was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

Net cash used in operating activities

Net cash used in operating activities was $139,857 in 2009, compared to $458,415 in 2008. The decrease in cash used in 2009 was largely due to the decrease in ScopeOut® marketing activities.

Net cash provided by financing activities

Net cash provided by financing activities was $147,019 in 2009 compared to net cash provided of $458,317 in 2008.

In 2009, we received $180,000 through subscriptions to private placements of our common shares.

_____________________________________________________________________________________________________________________ Page 13

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to a legal proceeding regarding our lease in Chandler, Arizona.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended November 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended November 30, 2009.

Item 5. Other Information.

Sense Technologies has entered an agreement with a global company to market the Guardian Alert® under a registered trade name.

_____________________________________________________________________________________________________________________ Page 14

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

SENSE TECHNOLOGIES INC.

Date	Signature

January 19, 2010	/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal executive officer) and Director

_____________________________________________________________________________________________________________________ Page 15

Exhibit 31.1

CERTIFICATIONS

I, Bruce E. Schreiner, certify that:

1.

I have reviewed this report of the fiscal quarter ended November 30, 2009 of Sense Technologies, Inc.

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

January 19, 2010

S/ BRUCE E. SCHREINER
Bruce E. Schreiner, Chief Executive Officer

_____________________________________________________________________________________________________________________ Page 16

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of Sense Technologies Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended November 30, 2009 as filed with the Securities and Exchange Commission (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

January 19, 2010

/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal financial and accounting officer)

[A signed original of this written statement required by Section 906 has been provided to Pinpoint Recovery Solutions Corp. and will be retained by Pinpoint Recovery Solutions Corp and furnished to the Securities and Exchange Commission or its staff upon request.]

_____________________________________________________________________________________________________________________ Page 17