Form 10-K
period 2010-02-28
SENSE TECHNOLOGIES INC
filed 2010-06-17
CIK 1077638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED FEBRUARY 28, 2010

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #000-29990

SENSE TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA	90010141
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2535 N. Carleton Avenue, Grand Island, Nebraska	68803
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [ ]	No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At June 13, 2010, there were 72,704,650 shares of common stock outstanding.

		Page No.
PART I
Item 1.	Business	3
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4	Submission of Matters to a Vote of Security Holders	9

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6	Selected Financial Data	11
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 8	Financial Statements and Supplementary Data	17
	Balance Sheets – February 28, 2010 and February 28, 2009
	Statements of Operations- Years Ended February 28, 2010 and February 28, 2009
	Statement of Changes in Stockholders’ Deficit – Years Ended February 28, 2010 and February 28, 2009
	Statements of Cash Flows- Years Ended February 28, 2010 and February 28, 2009

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34
Item 9A	Controls and Procedures	34
Item 9B	Other Information	36

PART III

Item 10	Directors, Executive Officers and Corporate Governance	36
Item 11	Executive Compensation	38
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
Item 13	Certain Relationships and Related Transactions, and Director Independence	40
Item 14	Principal Accounting Fees and Services	40

PART IV

Item 15	Exhibits, Financial Statement Schedules	41

Signatures		42

Sense Technologies 10 K February 28, 2010

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

Sense Technologies 10 K February 28, 2010

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

Sense Technologies 10 K February 28, 2010

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

Sense Technologies 10 K February 28, 2010

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

Sense Technologies 10 K February 28, 2010

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

PRODUCTION OF OUR SCOPEOUT® PRODUCT

All of our manufacturing and engineering is being out-sourced to a firm located in Phoenix, Arizona.  We’re evaluating whether this should change to a Tier-1 Company near Detroit, Michigan.

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

Sense Technologies 10 K February 28, 2010

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

Sense Technologies 10 K February 28, 2010

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

ITEM 2.  DESCRIPTION OF PROPERTY

Sales inquiries for Guardian Alert® products are being processed for Sense by Tim Goldsbury and Associates, Inc., at Alhambra Plaza, 725 N. Hwy A-1-A, Jupiter, FL  33477, and for Scopeout® by Bruce Schreiner at 2535 N Carleton Avenue, Grand Island, Nebraska. Administration is handled from offices located at 2535 N Carleton Avenue, Grand Island, Nebraska. Both the Florida and Nebraska office spaces are provided to us at no cost.  We have determined that the value of contributed premises to be insignificant.

ITEM 3.  LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2010.

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

The following table shows the high and low sales prices, in U.S. dollars, of our common stock on the OTC for each quarter within the last two fiscal years:

Quarter Ended	High	Low
February 28, 2010	$0.05	$0.05
November30, 2009	$0.03	$0.03
August 31, 2009	$0.02	$0.02
May 31, 2009	$0.02	$0.02
February 28, 2009	$0.02	$0.01
November 30, 2008	$0.05	$0.01
August 31, 2008	$0.14	$0.01
May 31, 2008	$0.09	$0.03

The above sales prices were based on the closing trades reported on the NASD Over-the-Counter quotation system and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 28, 2010, there were 357 shareholders of record holding 66,804,651 shares of our common stock; as of June 13, 2010, there were 72,704,650 common shares outstanding.

Sense Technologies 10 K February 28, 2010

DIVIDENDS

There are no dividend restrictions in the Company.

RECENT SALES OF UNREGISTERED SECURITIES

On March 2, 2009, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.05 per share for total proceeds to the Company of $25,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On March 6, 2009, one investor under Rule 506 of Regulation D, subscribed for 200,000 common shares at a price of $.05 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On April 9, 2009, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.05 per share for total proceeds to the Company of $25,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On May 1, 2009, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.05 per share for total proceeds to the Company of $25,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On May 27, 2009, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.05 per share for total proceeds to the Company of $25,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On June 18, 2009, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.05 per share for total proceeds to the Company of $25,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On June 24, 2009, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.05 per share for total proceeds to the Company of $25,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On July 17, 2009, one investor under Rule 506 of Regulation D, subscribed for 200,000 common shares at a price of $.05 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On July 31, 2009, one investor under Rule 506 of Regulation D, subscribed for 200,000 common shares at a price of $.05 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On December 29, 2009, one investor under Rule 506 of Regulation D, subscribed for 1,000,000 common shares at a price of $.03 per share for total proceeds to the Company of $30,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On December 29, 2009, another investor under Rule 506 of Regulation D, subscribed for 1,200,000 common shares at a price of $.03 per share for total proceeds to the Company of $36,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On December 30, 2009, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On February 2, 2010, one investor under Rule 506 of Regulation D, subscribed for 333,333 common shares at a price of $.03 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On February 5, 2010, one investor under Rule 506 of Regulation D, subscribed for 33,333common shares at a price of $.03 per share for total proceeds to the Company of $1,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On February 6, 2010, one investor under Rule 506 of Regulation D, subscribed for 333,333 common shares at a price of $.03 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

Sense Technologies 10 K February 28, 2010

All of these shares have been issued.

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

ITEM 6. SELECTED FINANCIAL DATA

Item 6 is not required for a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the period ended February 28, 2010 and our audited Financial Statements and notes thereto for the period ended February 28, 2009.

OVERVIEW OF OPERATIONS

Sense holds a non-exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert® backing awareness system for motor vehicles utilizing microwave radar technology.  The Company assembles the product in Charlotte, NC.  The company also holds a non-exclusive license to manufacture, distribute and market world-wide, the ScopeOut® product, a patented system of specially-designed mirrors which are placed at specific points on vehicles to offer drivers a more complete view of the blind spots toward the rear of the vehicle.  The Company has established relationships with a large OE Tier -1 Manufacturer, several dealership groups, and with other strategic sales partners.  The Company plans to create sales through development of new marketing relationships.

RESULTS OF OPERATIONS

For the period ended February 28, 2010 as compared to the period ended February 28, 2009.

	2010	2009
Sales - Guardian Alert	141,550	60,151
Sales - Scope Out	1,190	51,391

Total Sales	142,740	111,542

Sales for the period ended February 28, 2010 increased by 28%. We had revenues of $142,740 and $111,542 for the years ended February 28, 2010 and February 28, 2009, respectively. The sales increase was primarily attributable to our sales related to the Guardian Alert line of product. Guardian Alert unit revenues for the years ended February 28, 2010 and February 28, 2009 were $141,550 and $60,151, respectively, an increase of 135%. This increase was largely due to our increased marketing efforts. ScopeOut® unit revenues for the years ended February 28, 2010 and February 28, 2009 were $1,190 and $51,391, respectively, a decrease of 97%. This decrease was largely due to our reduced marketing efforts regarding ScopeOut® so we could concentrate on Guardian Alert® sales.  Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products but with emphasis on large sales opportunities for Guardian Alert®.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

Sense Technologies 10 K February 28, 2010

Direct Cost
	2010	2009
Scope Out Direct Costs
Cost of sales	631	39,948
Manufacturing expenses	-	-
Research and development	2,630	11,156
Commissions	-	-
Royalties - related party	200,000	149,834
Write - off of inventory	26,981	-
Total Scope Out Direct Costs	230,242	200,938

Guardian Alert Direct Costs
Cost of sales	-	166
Manufacturing expenses	28,114	6,173
Research and development	-	-
Commissions	44,745	21,075
Royalties - related party	-	-
Write - off of inventory	-	-
Total Guardian Alert Direct Costs	72,859	27,414

Total Direct Costs	303,101	228,352

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Management periodically reviews inventory and makes a determination as to whether any inventory is obsolete.  If we determine that certain materials and or products are not in saleable condition and that the likelihood of them being sold is remote, management will make a decision to write off the inventory and or parts of inventory that it deems will not sell.  If previously written-off inventory later sells, costs of sale are significantly lower due to the previous write-off of those costs.  This can materially affect period gross profit ratios.   We made such a determination with respect to our remaining ScopeOut® inventory during the year ended February 28, 2010, and accordingly wrote off that balance.

Direct costs for the period ended February 28, 2010 increased by 32%. Sense Technologies incurred direct costs of $303,101 and $228,352 for the years ended February 28, 2010 and February 29, 2009, respectively.

Direct costs related to ScopeOut® were $230,242 and $200,938 for the years ended February 28, 2010 and February 28, 2009, respectively, an increase of 49%. The increase is primarily attributable to the $26,981 expense for inventory written off in 2010 and the increase in royalties accrued. The ScopeOut® inventory write off in 2010 was done so because meaningful sales of the product were not being achieved. Cost of Sales were $631 and $39,948 in the years ended February 28, 2010 and February 28, 2009, respectively. The decrease was due to low sales and also the fact that such inventory cost was written off prior.  In 2009, Cost of Sales represented new version inventory costs against new version sales that we believed would be saleable.

ScopeOut® research and development costs decreased from $11,156 in 2009 to $2,630 in 2010, a decrease of 76%.  This was primarily due to the ScopeOut® products aesthetic re-design being previously completed.

Direct costs related to Guardian Alert were $72,859 and $27,414 for the years ended February 28, 2010 and February 28, 2009, respectively. This change represents an increase of 165%. The increase is primarily from commissions and assembly costs related to Guardian Alert. Manufacturing expenses incurred were $28,114 and $6,173 for the years ended February 28, 2010 and February 28, 2009, respectively. This increase is attributed to the expenses incurred in 2010 related to the assembly components of the Guardian Alert product line.

Sense Technologies 10 K February 28, 2010

Selling, General, and Administrative
	2010	2009
Advertising and marketing	51,958	234,195
Consulting fees	17,000	131,348
Contract labor	15,179	11,000
Depreciation	14,296	12,209
Filing fees	4,985	6,286
Financing fees	-	42,889
Insurance	28,252	33,584
Interest and bank charges	200,322	194,380
Legal and accounting	55,704	108,677
Management fees	19,729	-
Office and miscellaneous	191,432	75,900
Rent	102,969	66,100
Repairs and maintenance	305	623
Shareholder information and printing	3,012	-
Telephone and utilities	1,531	4,680
Transfer agent fees	6,354	12,765
Travel and automotive	16,258	19,750
Total	729,286	954,386

Sense Technologies, Inc. had selling, general and administrative expenses of $729,286 for the year ended February 28, 2010, compared to selling, general and administrative expenses of $954,386 for the year ended February 28, 2009, a decrease in selling, general and administrative expenses of $225,100 from the prior period. The decrease of 24% was mainly due to the elimination of some of the costs attributable to the ScopeOut® sales operations.

Advertising and marketing fees decreased during this fiscal year, $51,958 and $234,195 for the years ended February 28, 2010 and February 28, 2009, respectively.

Consulting fees decreased from $131,348 for the year ended February 28, 2009 to $17,000 for the year ended February 28, 2010, a decrease of 87%.  The decrease was a result of a reduction of consulting related to the ScopeOut® product sales.

Sense Technologies, Inc. incurred contract labor expenses of $15,179 compared to $11,000 for the years ended February 28, 2010 and February 28, 2009, respectively. The increase is a result of expenses relating to outsourcing our bookkeeping and administrative services.

Financing fees decreased from $42,889 in the year ended February 28, 2009 to $0 in the year February 28, 2010.    The Company received no financing fees billings in the current year, so could not reflect any sale expense, though it did receive some financing.

Insurance expense decreased to $28,252 in the year ended February 28, 2010 from $33,584 in the year ended February 28, 2009. The decrease of 16% is a result of decreased premiums for workman’s compensation insurance.

Interest and bank charges increased slightly in the year ended February 28, 2010 to $200,322 from $194,380 in the year ended February 28, 2009. This increase was due to larger balances on notes outstanding during 2010 and thus increased interest expense.

Legal, accounting and audit fees decreased from $108,677 in the year ended February 28, 2009 to $55,704 for the year ended February 28, 2010. The decrease of 49% is largely a result of reduced expenses incurred from a change in the Company’s auditing firm.

Office and miscellaneous fees were $191,432 and $75,900 for the years ended February 28, 2010 and February 28, 2009 respectively. The increase of 153% was largely due to our renewed effort to revive Guardian Alert sales and the writeoff of the inventory deposit for ScopeOut® product.

Rent expenses increased to $102,969 in the fiscal year February 28, 2010 from $66,100 in the year ended February 28, 2009. The increase of 55% was a result of the Company default on a lease and write off security deposit and last months rent.

Sense Technologies 10 K February 28, 2010

Components of Office and Miscellaneous Expenses and Travel and Automotive Expenses for the periods follow:

	2010	2009
Office and Miscellaneous Expenses:
Postage and Delivery	$ 2,466	$ 1,235
Internet Access	280	964
Foreign Exchange	(10)	(127)
Dues and subscriptions	231	-
Licenses and Permits	160	228
Freight & Delivery	2,673	4,717
Office Supplies	803	840
Payroll Expenses	2,351	10,008
Supplies	15,273	842
Payroll Taxes	367	971
Printing and Reproduction Costs	-	7,439
Deposit write-off	69,228	-
San Tan Development Settlement	73,065	-
General Miscellaneous	24,545	48,783
Total	$ 191,432	$ 75,900

Travel and Automotive Expenses:
Guardian Alert Travel	$ 6,258	$ -
ScopeOut travel	-	5,304
Arizona Expenses	10,000	14,446
Total	$ 16,258	$ 19,750

Our travel costs have been focused on the Guardian Alert® product as opposed to the ScopeOut® in the year ended February 28, 2010.

Following summarizes the overall operations results:

	2010	2009	Increase ( Decrease)	% Increase (decrease)

Sales	$142,740	$ 111,542	$ 31,198	28%
Direct Costs	$303,101	$ 228,352	$ 74,749	32%
General and Administrative expenses Net Loss from Operations	$729,286 $889,647	$ 954,386 $1,071,196	$(225,100)	(24) %

We had a loss from operations of $889,647 for year ended February 28, 2010, compared to a loss from operations of $1,071,196 for the year ended February 28, 2009, a decrease in loss from operations of $181,549 from the prior year. The decrease in the loss from operations was primarily attributable to the decrease in selling, general and administrative expenses relative to ScopeOut® product sales efforts.

Other Income
	2010	2009
Rental Income	6,544	3,272
Gain on forgiveness of debt	-	54,198

During the year ending February 28, 2009 we had an increase of $54,198 relating to a gain on forgiveness of debt. The amount was related to our settlement with Morton and Company.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at February 28, 2010 was $709 as compared to $645 at February 28, 2009. This slight increase was due to the net of our use of cash in operating and investing activities and cash provided by financing activities.

Sense Technologies 10 K February 28, 2010

Our net loss of $883,104 for fiscal year 2010 includes non-cash charges of $19,729 for management fees to directors through the issuance of common stock and depreciation expense of $14,296. Our net loss of $1,013,726 for fiscal year 2009 includes non-cash charges of $232,600 for services to be paid through the issuance of our common stock and a depreciation expense of $12,209.  Non-cash working capital changes included decreases in inventory and, prepaid expenses and an increase in accounts payable. The net cash used in operating activities for fiscal 2010 was $259,155 as compared to $621,783 for fiscal year 2009.

We have generated only limited revenues to date, have a working capital deficit of $3,841,036 as of February 28, 2010, compared to $3,327,295 as of February 28, 2009. If we are unable to raise adequate working capital for fiscal 2010, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2011, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $259,155 during fiscal year 2010, compared to $621,783 during fiscal 2009. The decrease in cash used in fiscal 2010 was primarily due to the following factors:

(i)	Write-off of Deposit on purchase of new inventory
(ii)	Reduction of expenses incurred relative to the ScopeOut® product sales effort.

The Company is in arrears with respect to seven notes payable totaling $584,447. The Company plans to address this situation on a per-note basis as sufficient net cash flows are generated with which to negotiate new terms on these notes.  In the meantime, these notes could be foreclosed on which would negatively impact the Company’s ability to continue in business.  Should that happen, a plan for an interim solution to each note default would be attempted, but there is no assurance these efforts would be successful to forestall a serious impairment of the Company’s ability to continue.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $0 during fiscal year 2010 compared to $50 during fiscal 2009. The cash used in the prior year was used to find the purchase of property and equipment which is primarily used to manufacture our products.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $259,219 during fiscal year 2010 compared to net cash provided of $621,490 during fiscal year 2009.

During fiscal year 2010, we received $282,000 through subscriptions to private placements of our common shares and $18,000 through the issuance of promissory notes receivable. In the fiscal 2009, we had received $245,000 from through subscriptions to private placements of our common shares and $471,273 through the issuance of promissory notes receivable.

FUTURE OPERATIONS

Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months.

Our present average monthly costs are approximately $25,000 per month. Our plan is to sustain the Company while continuing to market both products, but with the majority of the emphasis on our Guardian Alert® products.

The Company’s payables and presently un-serviced debt will be retired only as the net cash flow from this anticipated growth allows.

We project that we will have the following cash needs to fund our ongoing operating expenses and working capital requirements through February 28, 2010 as detailed below.

Engineering, research and development	$ 30,000
General and administrative	300,000
Debt repayment	100,000
General Working Capital (1)	570,000
TOTAL	$ 1,000,000

Sense Technologies 10 K February 28, 2010

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

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. In respect of our cash requirements, we plan to raise $50,000 from equity investors via private placements of our common stock  and we need to secure debt financing through a line of credit facility in the amount of $250,000 to finance our initial inventory purchases. Should our inventory not turn over as anticipated, we will need to raise additional funds through a combination of debt issuances and equity offerings.

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

Sense Technologies 10 K February 28, 2010

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sense Technologies, Inc.

We have audited the accompanying balance sheets of Sense Technologies, Inc. as of February 28, 2010 and February 28, 2009, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sense Technologies, Inc. as of February 28, 2010 and February 28, 2009, and the results of its operations, changes in stockholders' equity deficiency and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 16, 2010

Sense Technologies 10 K February 28, 2010

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of February 28, 2010 and February 28, 2009
(Stated in US Dollars)

	February 28	February 28
	2010	2009

ASSETS
Current
Cash	$709	$645
Accounts Receivable	7,034	-
Accounts Receivable–Related Party	2,532	2,532
Inventory	-	27,611
Prepaids	8,974	14,345
Total Current Assets	19,249	45,133
Deposit	-	84,928
Equipment – Net of accumulated depreciation of $93,308 and $79,012 at February 28, 2010 and February 28, 2009, respectively	49,399	63,695
Intangible assets	51	52
Total Assets	$68,699	$193,808
LIABILITIES
Current
Bank overdraft	$-	$45,778
Accounts payable	251,055	188,976
Accounts payable-related party	47,284	44,552
Accrued expenses	841,155	584,664
Accrued expenses-related party	977,945	793,528
Notes payable	472,062	499,842
Notes payable-related party	432,500	427,500
Advances payable – related entity	19,105	-
Dividends payable	234,732	203,141
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,860,285	3,372,428

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at February 28, 2010
(February 28, 2009: 315,914)	315,914	315,914
Common stock, without par value 100,000,000 shares authorized,
66,804,651 shares issued at February 28, 2010(February 28, 2009: 62,204,651)	13,135,268	12,903,039
Common stock subscribed – Note 8	190,889	121,389
Deficit	(17,433,657)	(16,518,962)
Total Stockholders’ Deficiency	(3,791,586)	(3,178,620)
Total Liabilities and Stockholders’ Deficiency	$68,699	$193,808

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies 10 K February 28, 2010

SENSE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
for the twelve months ended February 28, 2010 and February 28, 2009
(Stated in US Dollars)

	Twelve months ended
	February 28,	February 28,
	2010	2009
Sales	$142,740	$111,542
Direct costs
Cost of sales	631	40,114
Manufacturing expenses	28,114	6,173
Research and development	2,630	11,156
Commissions	44,745	21,075
Royalties – related party	200,000	149,834
Write-off of inventory and deposit	26,981	-
Total Direct Costs	303,101	228,352
Gross Profit	(160,361)	(116,810)

Advertising and marketing	51,958 17,000 15,179	234,195 131,348 11,000
Consulting fees
Contract labor
Depreciation	14,296	12,209
Filing fees	4,985	6,286
Financing fees	-	42,889
Insurance	28,252	33,584
Interest and bank charges	200,322	194,380
Legal and accounting	55,704	108,677
Management fees	19,729	-
Office and miscellaneous	191,432	75,900
Rent	102,969	66,100
Repairs and maintenance	305	623
Shareholder information and printing	3,012	-
Telephone and utilities	1,531	4,680
Transfer agent fees	6,354	12,765
Travel and automotive	16,258	19,750
	729,286	954,386
Net operating loss	(889,647)	(1,071,196)

Rental income	6,543	3,272
Gain on forgiveness of debt	-	54,198

Net loss	(883,104)	(1,013,726)

Preferred dividends, paid or accrued	31,591	31,591

Net loss attributable to common stockholders	$(914,695)	$(1,045,317)

Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average number of shares outstanding
	64,195,884	53,949,706

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENT

Sense Technologies 10 K February 28, 2010

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
for the twelve months ended February 28, 2010 and February 28, 2009
(Stated in US Dollars)

	2010	2009
Operating Activities
Net loss for the period	$(883,104)	$(1,013,726)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	14,296	12,209
Common shares issued for services	19,729	232,000
Changes in non-cash working capital balances related to operations:
Accounts Receivable	(7,034)	-
Inventory	27,611	13,624
Prepaids	5,371	13,589
Deposits	84,928	(69,228)
Accounts payable	19,034	(34,642)
Accrued expenses	440,908	264,441
Advances payable	19,105	(40,050)
Net cash used in operating activities	(259,155)	(621,783)
Investing Activities
Purchase of equipment	-	(50)
Net cash used in investing activities	-	(50)

Financing Activities
Borrowing on notes payable	41,056	471,273
Repayment on notes payable	(56,975)	-
Repayment on bank indebtedness	(6,862)	(94,783)
Proceeds from common share subscriptions	282,000	245,000
Net cash provided by financing activities	259,219	621,490

Decrease in cash during the period	64	(343)

Cash, beginning of period	645	988

Cash, end of period	$709	$645

Supplemental Disclosures of Cash Flow Information:

Accrual of Preferred Stock Dividend	31,591	31,591

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENT

Sense Technologies 10 K February 28, 2010

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended February 28, 2010 and February 28, 2009
(Stated in US Dollars)

	Common Stock			Preferred Stock		Promissory	Common
	Issued Shares		Amount	Issued Shares	Amount	Contribute Surplus	Note Receivable	Stock Subscribed	Accumulated Deficit	Total

Balance, February 29, 2008	45,575,551		$12,499,471	315,914	$315,914	$-	$-	$47,957	$(15,473,645)	$(2,610,303
Common share subscriptions			(524,016)	-	-	-	-	769,016	-	245,000
Common Stock issued fund previously received	8,929,100		495,584					(495,584)		-
Management fee shares issued	2,500,000		200,000	-	-	-	-	(200,000)	-	-
Consulting fees	3,000,000		100,000					-	-	100,000
Royalties Payable	2,200,000		132,000	-	-	-	-	-	-	132,000
Dividends	-		-	-	-	-	-	-	(31,591)	(31,591

Net loss for the period			-	-	-	-	-	-	(1,013,726)	(1,013,726)
Balance, February 28, 2009	62,204,651		12,903,039	315,914	315,914	-	-	121,389	(16,518,962)	(3,178,620)
Common share subscriptions	-		-	-	-	-	-	282,000	-	282,000
Common stock issued	4,600,000		212,500	-	-	-	-	(212,500)	-	-
Dividends		-	-	-	-	-	-	-	(31,591)	(31,591)
Options Issued to Directors		-	-	-	-	19,729	-	-	-	19,729
Net loss for the period		-	-	-	-	-	-	-	(883,104)	(883,104)
Balance, February 28, 2010	66,804,651		13,115,539	315,914	315,914	-	-	190,889	(17,433,657)	(3,791,586)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies 10 K February 28, 2010

                                                                        Page 21

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

During the years ended February 28, 2010 and February 28 2009, the Company had assets and generated sales primarily in the United States of America.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  We had no cash equivalents at either February 28, 2010 or February 28, 2009.

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

Accounts Receivable

Accounts Receivable are stated at the amounts management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon it’s assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written of through a charge to the valuation allowance and a credit to accounts receivable. Total Allowance for Doubtful Accounts during the years ended 2009 and 2010 was zero and zero, respectfully. The net Accounts Receivable is $9,566 and $2,532 at February 28, 2010 and February 28, 2009, respectively.  Balances due from related parties are classified as such on the balance sheet.

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

Sense Technologies 10 K February 28, 2009

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

(Loss) Per Share

The Company computes net loss per share in accordance with FASB literature.  Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

For the year ended February 28, 2010, potentially dilutive common shares relating to options, convertible promissory notes payable and convertible preferred shares outstanding totaling 4,957,199 (2009 – 3,957,199) were not included in the computation of loss per share because the effect was anti-dilutive.

Product Warranty

The Company generally sells products with a limited warranty on product quality and accrues for known warranty if a loss is probable and can be reasonably estimated.  The Company accrues for estimated incurred based on historical activity. The accrual and the related expense for known issues were not significant during the periods presented.

Advertising Costs

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

Sense Technologies 10 K February 28, 2009

Stock-Based Compensation

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

Fair Value of Financial Instruments

The carrying value of cash, bank indebtedness, accounts payable, advances payable, dividends payable and promissory notes payable approximate fair value because of the demand or short-term maturity of those instruments.  The carrying value of the convertible promissory notes payable also approximates fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments .

The Company discloses the assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

•

Level 1.  Observable inputs such as quoted prices in active markets;

•

Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that are measured and recognized at fair value on a non-recurring basis at February 28, 2010.

Level 1:  none

Level 2:  none

Level 3:  Convertible promissory notes payable:  $584,447

There were no gains or losses in fair value during the years ended February 28, 2010 or February 28, 2009.

Reclassification

Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

Recently Adopted and Recently Enacted Accounting Pronouncements

In April 2008, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations". ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. See Note 10 for disclosures regarding our subsequent events.

Sense Technologies 10 K February 28, 2009

Effective July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on the our consolidated results of operations or financial condition.

NOTE 2 – GOING CONCERN

At February 28, 2010, the Company had not yet achieved profitable operations, had an accumulated deficit of $17,433,657 (2009 - $16,518,962) since its inception and incurred a net loss of 883,104 (2009 - $ 1,013,726) for the year and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2011 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – EQUIPMENT

The following is a summary of this category, including estimated useful lives of the assets:

	February 28, 2010	February 28 2009
Computer Equipment (5 yrs)	38,297	38,297
Furniture and Fixtures (7 yrs)	11,217	11,217
Testing Equipment (5 yrs)	27,137	27,137
Product Molds (7 yrs)	66,056	66,056
Subtotal	142,707	142,707
Less: Accumulated Depreciation	(93,308)	(79,012)
Total	$ 49,399	63,695

Sense Technologies 10 K February 28, 2009

NOTE 4 – INTANGIBLES

Intangible assets are comprised as follows:

	February 28, 2010	February 28, 2009
Guardian Alert License	$ 50	$ 51
Net carrying cost
Scope Out Mirror License	1	1
Net carrying cost	$ 51	$ 52

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

At February 28, 2010, the royalty payable - related party to the Guardian Alert License was $480,000 (2009: $480,000). We intend to repay these payables upon successful completion of our business plan and raising of capital via debt or equity instruments.

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

During the year ended February 28, 2005, based on an assessment of recoverability that took into consideration a history of operating losses and a forecast that demonstrated continuing losses associated with the use of the Guardian Alert, the Company wrote-down the license rights to a nominal value of $50.

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

Pursuant to the ScopeOut® Mirror License agreement, the Company is obligated to pay a royalty of 10% of the wholesale price for each ScopeOut® Mirror sold which, in any event, shall not be less than $2.00 per unit.

In order to retain the exclusive right to manufacture, sell, deliver and install the ScopeOut® Mirror, the Company is required to pay the royalty due on the following minimum number of units sold:   i) 30,000 units per year for the years ended September 23, 2005 and 2006;

ii)

60,000 units for the year ended September 23, 2007; and

iii)

100,000 units per year in the years ended September 23, 2008 and thereafter.

During the year ended February 28, 2010, the Company accrued $200,000 (2009: $149,834) in respect of the royalty owed in respect of the ScopeOut® Mirror License agreement.  Under the terms and conditions of the license agreement, the Company is obligated to pay interest on the outstanding royalty payable to the extent that the minimum royalties due under the agreement have not been paid and is calculated at a rate of 8% per annum. As of February 28, 2010, the Company has accrued $59,929 as interest payable.  The Company has been unable to make this payment timely, causing the license to revert to non-exclusive.

Sense Technologies 10 K February 28, 2009

The following table presents the changes in the accrued royalties – related party balance from February 28, 2010 to February 28, 2009:

Guardian Alert	February 28, 2010	February 28, 2009
Beginning balance	480,000	480,000
Accrued	-	-
Paid	-	-
Total Guardian Alert	480,000	480,000
Scope Out
Beginning balance	273,334	233,500
Accrued	200,000	149,834
Paid	-	(110,000)
	473,334	273,334
Total Accrued Royalties	953,334	753,334

NOTE 5 - DEPOSITS

Deposits consisted of the following:

	February 28, 2010	February 28, 2009
Inventory deposit	-	$ 69,228
Security deposit	-	15,700
	-	$ 84,928

As of February 28, 2010 and February 28, 2009, the Company had a zero and $15,700 security deposit on leased property.  The deposit was forfeited because of default of lease.

During fiscal 2009, the Company paid $69,228 to acquire certain inventory items.  Since this represented a partial payment on the inventory, the Company did not acquire title to the goods until all money is received by vendor.  We presently do not expect to use the vendor with which the inventory deposit was made, and since we expect it will be required to be forfeited, we have written it off.

NOTE 6 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	February 28, 2010	February 28, 2009
Bank overdraft	$ -	$ 45,778
Accounts payable	251,055	188,976
Accounts payable – related party	47,284	44,552
Detail of Accrued Expenses:
Lease Settlement	69,065	-
Accrued payroll	53,694	55,869
Accrued interest payable	533,327	356,858
Accrued non-resident withholding taxes, including accrued interest	133,052	120,956
Accrued taxes payable	52,017	50,981
Total accrued expenses	$ 841,155	$ 584,664

Detail of Accrued Expense – Related party:
Accrued royalties payable ScopeOut – related party	473,334	273,334
Accrued royalties payable Guardian Alert – related party	480,000	480,000
Accrued taxes payable – related party	24,611	40,194
Total accrued expenses – related party	$ 977,945	$ 793,528

Sense Technologies 10 K February 28, 2009

As of February 28, 2010, included in the trade payables  is $33,495 (2009: $33,495) and $13,789 (2009: $10,194) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (2009: $480,000) owing to stockholders of the Company  in respect of royalties payable, $473,334 (2009: $273,334) owing to a director of the Company in respect of royalties payable and $53,694 (2009: $53,694) owing to the former president of the Company in respect of unpaid wages.

At February 28, 2010, advances payable of $19,105 (2009: $0) are due to a company controlled by a director of the Company.

At February 28, 2010, promissory notes payable of $432,500 (2009:  $427,500) is due to a profit sharing and retirement plan which is administered by a director of the Company.

The accounts payable and advances payable are unsecured, non-interest bearing and have no specific terms of repayment. Sense Technologies, Inc. plans to use the funds from sales, and if we are able to raise funds through equity issuances, to fund the payment of delinquent liabilities.

The Company is in arrears with respect to seven notes payable totaling $584,447.

NOTE 7 – ROYALTIES PAYABLE

Pursuant to the licenses with ScopeOut® license called for $150,000 to be paid over two years (paid) along with a royalty of 10% of wholesale price for each ScopeOut® unit sold, but not less than $2.00 per unit.  In order to maintain the exclusive license for the ScopeOut® products, in accordance with the license agreement with Palowmar Industries, LLC, we are required to pay royalties to the licensor based on the following minimum quantities of units sold:

a)

30,000 units per year beginning in years 1-2

b)

60,000 units per year beginning in years 3-4

c)

100,000 units per year beginning in years 5 and above.

We have not been able to pay the minimum royalty requirement as noted above but we have accrued the required minimum royalty annually. The current royalties accrued for Scope Out royalties are $473,334 and $273,334 as of February 28, 2010 and February 28, 2009, respectively.

Pursuant to the Guardian Alert licenses, we are required to make royalty payments to the licensors and meet sales targets as follows:

a)

$6.00(US) per unit on the first one million units sold;

b)

thereafter, the greater of $4.00(US) per unit sold or 6% of the wholesale selling price on units sold; and

c)

50% of any fees paid to Sense in consideration for tooling, redesign, technical or aesthetic development or, should the licensors receive a similar fee, the licensors will pay 50% to Sense.

In order to retain the exclusive right to this license we incurred minimum royalty fees. Because we were unable to pay these fees, we accrued the royalties as a payable. Royalties accruals were ceased in 2004 and rights of exclusivity were forfeited. Royalties payable to Guardian Alert are $480,000 and $480,000 as of February 28, 2010 and February 28, 2009, respectively.

Sense Technologies 10 K February 28, 2009

NOTE 8 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	February 28, 2010	February 28, 2009
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between March 2010 and January 18, 2011.	$ 236,000	$ 223,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between March and December 12, 2010.	432,500	427,500
Promissory note payable, personally guaranteed by a director of the Company, maturing on October 15, 2010. The note is repayable in monthly principal and interest payments of $2,149.	25,785	58,924
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due January 12, 2011	10,000	10,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2010	10,000	10,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 7.5% per annum and maturing on March 22, 2010.	85,000	91,862
Finance agreement on directors and officers life insurance policy, bearing interest at 5.25%, maturing May 23, 2010. This agreement is repayable in monthly principal and interest payments of $1,887.	5,277	6,056
Promissory note payable, personally guaranteed by a director of the Company, no stated interest or maturity date	100,000	100,000
	904,562	927,342
Less: current portion	(904,562)	(927,342)
Long-term portion	$ -	$ -

	February 28, 2010	February 28, 2009

Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demean for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 28, 2010 and February 28, 2009, these notes were in arrears.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

Sense Technologies 10 K February 28, 2009

NOTE 9 – PREFERRED STOCK

The Class A preferred shares entitle the holders thereof to cumulative dividends of $0.10 per share annually and the right to convert the preferred shares into common shares at the rate of $0.29 per share. The shares were redeemable at the option of the Company at any time after August 30, 2005 at the redemption price of $1.00 per share plus payment of unpaid dividends.

Dividends on preferred shares are payable annually on July 31 of each year.  During the year ended February 28, 2010, the Company accrued dividends payable of $31,591 (2009: $31,591). Dividends are currently accruing and total $234,732.

NOTE 10 – COMMON STOCK

a)

Common stock subscribed

During the year ended February 28, 2010, the company issued 325,000 shares of common stock previously subscribed.  During the year ended February 28, 2010, the company received proceeds of $102,000 for 3,400,000 shares of common stock, presented as Common Stock Subscribed as of February 28, 2010.

b)

Common stock issued for cash

During the year ended February28, 2010, the company issued 4,275,000 shares of common stock for cash proceeds of $180,000.

c)

Common Stock issued for Services

During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 2,500,000 common shares for past services provided.  The fair value of each common share was $0.08 on the grant date.  The shares, fully vested and non-forfeitable on the grant date, were issued in 2009.  This balance is presented as Common Stock as of February 28, 2010.  Further, in connection with a consulting services agreement, the Company also committed to issue 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on the quoted market price of the Company’s common shares.  This balance is presented as Common Stock Subscribed as of February 28, 2010.

d)

Options

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

The expected volatility of options granted has been determined using the historical stock price. The Company uses historical data to estimate option exercise, forfeiture and employee termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. Based on the best estimate, management applied the estimated forfeiture rate of Nil in determining the expense recorded in the accompanying Statement of Loss.

Sense Technologies 10 K February 28, 2009

The Company has granted directors common share purchase options.  These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

	February 28, 2010
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	1,000,000	$0.05
Issued during the year	1,000.000	0.03
Outstanding and exercisable, February 28, 2010	2,000,000	$0.04

	February 28, 2009
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	1,025,000	$0.07
Expired	(25,000)	$1.00
Outstanding and exercisable, February 28, 2009	1,000,000	$0.05

The weighted average remaining contractual life of the share purchase options at February 28, 2010 is 4 years (February 28, 2009: 3.83 years)

For the year ended February 28, 2010, the Company granted a total of 1,000,000 options expiring on December 31, 2014 to the directors of the Company.  These options vested at the grant date with exercise price of $0.03 per share.  The fair value of these options was $0.02 per share, totaling $19,729 which was recognized as management fee in the year ended February 28, 2010.  The fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:

2010
Expected dividend yield	0.0%

Expected volatility	3.21%

Risk-free interest rate	1.35%

Expected term in years	2.5%

As at February 28, 2010, the unamortized compensation expense on the outstanding options was $19,729 (2009: $0).

At February 28, 2010, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Aggregate Intrinsic Value Closing Price	Expiry Date

1,000,000	$0.05	$30,000	December 31, 2012
1,000.000	$0.03	$20,000	December 31, 2014

Sense Technologies 10 K February 28, 2009

Warrants

As of February 28, 2010 and February 28, 2009, the Company had no outstanding warrants .

NOTE 11 – WRITE OFF INVENTORY

During the year ended February 28, 2010, the Company wrote off the ScopeOut inventory totaling $26,981. This is because this inventory version has not demonstrated any sales value potential.

NOTE 12 – INCOME TAXES

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	February 28, 2010	February 29 2009
	(35.00%)	(26.00%)
Net operating loss carryforwards	$ 2,493,531	$ 1,619,000
Valuation allowance for deferred tax assets	(2,493,531)	(1,619,000)
Net deferred tax assets	$ -	$ -

As of February 28, 2009, the Company had net operating loss carryforwards of approximately $6,261,000 available to offset future taxable income.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both February 28, 2010 and February 29, 2009.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  All our tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation.  The Company currently has no tax years under examination.

Based on the management’s assessment of pronouncements, they concluded that no significant impact on the Company’s results of operations or financial position, and required no adjustment to the opening balance sheet accounts.   The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of February 29, 2010. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company is in arrears on filing its statutory income tax returns and is therefore has estimated the expected amount of loss carry forwards available once the outstanding returns are filed.  The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

NOTE 13 - COMMITMENTS AND CONTRACTUAL OBLIGATIONS

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

Sense Technologies 10 K February 28, 2009

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

NOTE 14 – LAWSUIT SETTLEMENT

In August 2009 the company settled litigation related to breach of lease and past due rent for $73,065.  Prior to February 28, 2010 the company paid $4,000 of this judgment.  The remaining balance of $69,065 is presented as Accrued Expenses as of February 28, 2010.

Sense Technologies 10 K February 28, 2009

NOTE 15 - CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 85% of the Company’s revenues are obtained from two (2) customers and one of these customers represents a significant portion of the accounts receivable.  The Company is exposed to significant sales and accounts receivable concentration.  Sales to these customers are not made pursuant to a long term agreement  Customers are under no obligation to continue to purchase from the Company.

For the year ended February 28, 2010, two (2) customers accounted for approximately 85% of revenue.  For the year ended February 28, 2009 these two (2) customers accounted for 78% of revenue.

As of February 28, 2010, four (4) customers accounted for 46%, 17%, 16%, and 13%, respectively, of the outstanding accounts receivable.  As of February 28, 2009, there were $0 of accounts receivable.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of February 28, 2010 and February 29, 2009 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

2010 and thereafter:  100,000 units at $2.00 per unit = $200,000

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to the financial statement date 5,899,999 share of common stock were issued for $177,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

There were no changes in accountants and no disagreements exist with respect to any matter for the years ending February 28, 2009 and February 28, 2010.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of February 28, 2010, and we have concluded our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

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

Sense Technologies 10 K February 28, 2009

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of February 28, 2010.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of February 28, 2010, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

In connection with the preparation of our financial statements for the year ended February 28, 2010, certain significant deficiencies in internal control became evident to management, including:

Significant Deficiencies Identified

(i)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended February 28, 2010, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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

Our company's accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's February 28, 2010 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

Sense Technologies 10 K February 28, 2009

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

Set forth below are the names, ages and positions of the executive officers and directors of the Company.

Name	Age	Position	Position Held Since
Bruce E. Schreiner	54	Director, President, CEO, & CFO	August 10, 1993
James R. Iman	63	Director	June 21, 2004
Robert Doviak	49	Director	November 15, 2007

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

Sense Technologies 10 K February 28, 2009

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

In the course of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended February 28, 2010; (2) received a report from M&K CPAS, PLLC, our independent auditors, on the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees”; (3) received the written disclosures and the letter from the auditors required by Independence Standards Board Statement No. 1, “Independence Discussions with Audit Committee”; and (4) considered whether the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Based on the foregoing review and discussions, the board has concluded that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended February 28, 2010 filed with the SEC.

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

Sense Technologies 10 K February 28, 2009

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth all information concerning the total compensation of Sense’s president, chief executive officer, chief financial officer, and the three other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to Sense Technologies, Inc. in all capacities for the year ended February 28, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compens- ation ($)	Total ($)
Bruce Schreiner, President, Chief Executive Officer, Chief Financial Officer	2009 2010	None None	None None	None None	None None	None None	None None	None None	None None

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED LAST TWO FINANCIAL YEARS

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers and directors are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bruce Schreiner, President, CEO and Director	Nil	Nil	Nil	Nil	Nil	Nil	N/A	N/A	N/A
Robert Doviak, Director	500,000 500,000	Nil Nil	Nil Nil	$0.03 $0.05	December 31, 2014 December 31, 2012	N/A N/A	N/A N/A	N/A N/A	N/A N/A
James Iman, Director	500,000 500,000	Nil Nil	Nil Nil	$0.03 $0.05	December 31, 2014 December 31, 2012	N/A N/A	N/A N/A	N/A N/A	N/A N/A

Sense Technologies 10 K February 28, 2009

AGGREGATED OPTION/SAR EXERCISES DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES

There were no stock options exercised during the Company’s fiscal year ended February 28, 2009.

TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS

There are currently no employment contracts in place with the Directors and Officers of Sense. .

COMPENSATION OF DIRECTORS

There are no standard arrangements pursuant to which directors of Sense are compensated for services provided as a Director or members of committees of the Board of Directors. Two of the Directors of Sense Robert Doviak and James Iman, each received options to purchase 500,000 shares of common stock of Sense Technologies for $.03 for a five year period, until December 31, 2014, for compensation for the year ended February 28, 2010, and $.05 for a five year period, until December 31, 2012 as compensation for the year ended February 29, 2008 for services provided as a Director or member of a committee of the Board of Directors.   They received no cash compensation.  Value of the options granted to these two directors during the year ended February 28, 2010 was zero, and for the year ended February 29, 2008 amounted to $37,400 each.  The stock options were accounted for under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information respecting our compensation plans as at February 28, 2010 under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	1.000,000 1,000,000	$.05 $.03
Total	2,000,000	$.04

On June 13, 2010 there were 72,704,650 shares of our common stock (the "Common Stock"), issued and outstanding, each share carrying the right to one vote, and 315,916 Class A” Preferred Shares.  The Class “A” Preferred Shares are non-voting.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 13, 2010, by

(i)

each person or entity known by Sense to beneficially own more than 5% of the Common Stock;

(ii)

 each Director of Sense;

(iii)

each of the named Executive Officers of Sense; and

(iv)

all Directors and Executive Officers as a group.

Sense Technologies 10 K February 28, 2009

Except as noted in the following table, Sense believes that the beneficial owners of the Common Stock listed below have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership [1]	Percent of Class [2]
Lowell Martinson 2805 W Frye Chandler, AZ 85226	4,000,000	5.50%
Bruce E. Schreiner, Director 3535 Grassridge Drive Grand Island, Nebraska 68803	3,684,838	5.07%
James Iman, Director 2601 Ridgmar Plaza Suite 201 Fort Worth TX 76116	1,150,000	1.58%
Robert Doviak 13237 Montfort Drive Dallas TX 75240	1,099,350	1.50%
All directors and officers as a group (3 persons)	5,925,188	8.15%

[1)

Based upon information furnished to Sense by the Directors, Executive Officers or beneficial holders, or obtained from the stock transfer agent of Sense, or obtained from insider reports.

(2)

Based upon a total of 72,704,650 shares of common stock currently issued and outstanding, and includes in each case any stock underlying immediately exercisable stock options granted to each person listed.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the year ended February 28, 2010, we incurred interest charges in the amount of $48,715 on promissory notes payable to the Schroeder & Schreiner P.C. 401(K) Profit Sharing Plan administered by Bruce Schreiner.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit of our financial statements as at February 28, 2009 and February 28, 2010 and for the years then ended was carried out by M&K CPAS, PLLC.  The fees for services provided to us in each of the fiscal years ended February 28, 2009 and February 28, 2010 were as follows:

Fees	2009	2010
Audit fees	$48,000	$33,650
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Sense Technologies 10 K February 28, 2009

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

PART IV

Item 15.  EXHIBITS

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	The Articles of Continuance	Incorporated by reference as Exhibit 3.1 to the Company’s Form 10-K, filed with the SEC on May 24, 2002 (“2002 Form 10-K”)
3.2	By-Laws	Incorporated by reference as Exhibit 3.2 to the 2002 Form 10-K
3.3	Articles of Amendment	Incorporated by reference to as Appendix A to the Company’s Schedule 14A – Definitive Proxy Statement, filed with the SEC on June 17, 2002 (“Schedule 14A”)
10.1	Amended Stock Option Agreement dated October 2, 2001 between Bruce E. Schreiner and the Company.	Incorporated by reference as Exhibit 10.1 to the 2002 Form 10-K
10.2	Two (2) Amended Stock Option Agreements both dated October 2, 2001 between Cynthia L. Schroeder and the Company.	Incorporated by reference as Exhibit 10.2 to the 2002 Form 10-K
10.3	2002 Stock Option Plan	Incorporated by reference as Appendix B to the 2002 Schedule 14A
10.4	License agreement with Palowmar Industries, LLC and Lowell Martinson, inventor respecting the ScopeOut® product.	Incorporated by reference as Exhibit 10.4 to the 2006 Form 10-K
23.1	Consent of BDO Dunwoody LLP, Accountants	Incorporated by reference as Exhibit 23.1 to the 2008 Form 10-K
31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32.1	Section 1350 Certification	Filed herewith

Sense Technologies 10 K February 28, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2010.

SENSE TECHNOLOGIES INC.

By:  /s/ Bruce E. Schreiner

Bruce E. Schreiner

President, Chief Executive Officer,

Chief Financial Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:

Title:

Date:

/s/ Bruce E. Schreiner

Chief Executive Officer, President

June 16, 2010

Bruce E. Schreiner

Director and Chief Financial Officer

/s/ James R. Iman

Director

June 16, 2010

James R. Iman

/s/ Bob Doviak

Director, Secretary

June 16, 2010

Bob Doviak

Sense Technologies 10 K February 28, 2009

Exhibit 31.1

CERTIFICATION

 PURSUANT TO RULE 13a-14(a) OR 15d-14(a)

 OF THE U.S. SECURITIES EXCHANGE ACT OF 1934

I, Bruce E. Schreiner, certify that:

1.  I have reviewed this report for the fiscal year ended February 28, 2010 of Sense Technologies Inc.

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

By: “Bruce E. Schreiner”

Bruce E. Schreiner

Dated:  June 16, 2010

President and Principal Financial Officer

Sense Technologies 10 K February 28, 2009

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S. SECURITIES EXCHANGE ACT OF 1934

In connection with the Annual Report of Sense Technologies Inc. (the "Company") on Form 10-K for the fiscal year ended February 28, 2010 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  June 16, 2010

By: “Bruce E. Schreiner”

Bruce E. Schreiner

President and Principal Financial Officer

Sense Technologies 10 K February 28, 2009