Form 10-K/A
period 2009-02-28
SENSE TECHNOLOGIES INC
filed 2010-06-28
CIK 1077638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

At June 20, 2009, there were 62,204,651 shares of common stock outstanding.

		Page No.
PART I
Item 1.	Business	3
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4	Submission of Matters to a Vote of Security Holders	9

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6	Selected Financial Data	11
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 8	Financial Statements and Supplementary Data	16
	Consolidated Balance Sheets – February 28, 2009 and February 29, 2008
	Consolidated Statements of Operations- Years Ended February 28, 2009 and February 29, 2008
	Consolidated Statement of Changes in Stockholder’s Deficit – Years Ended February 28, 2009 and February 29, 2008
	Consolidated Statements of Cash Flows- Years Ended February 28, 2009 and February 29, 2008

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
Item 9A	Controls and Procedures	33
Item 9B	Other Information	35

PART III

Item 10	Directors, Executive Officers and Corporate Governance	35
Item 11	Executive Compensation	37
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
Item 13	Certain Relationships and Related Transactions, and Director Independence	39
Item 14	Principal Accounting Fees and Services	39

PART IV

Item 15	Exhibits, Financial Statement Schedules	40

Signatures		41

Sense Technologies 10 K/A February 28, 2009

SENSE TECHNOLOGIES INC.

FORM 10-K/A

Explanatory Note

We are amending our Annual Report on Form 10-K to include additional disclosures related to certain areas, such as our ScopeOut® license, the fair value of our financial instruments, the useful lives of our property and equipment, and our deferred income tax valuation allowance and net operating loss carryforward,  Additionally, our disclosures concerning our evaluation of our disclosure controls and procedures were amended to clarify the significant deficiencies identified by our executives as of February 28, 2009.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K/A contains forward-looking statements, which may be identified as statements containing, including without limitation, the words believes, anticipates, intends, expects or similar words.  These statements are based on our belief as well as assumptions we made using information currently available to us.  Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions.  Actual future results may differ significantly from the results discussed in the forwards-looking statements.  Some, but not all, of the factors that may cause these differences include:  risks related to political and economic uncertainties; risks related to the implementation of our new business strategy; our ability to obtain financing on acceptable terms; competition in the automotive sensing device industry; our ability to obtain widespread acceptance of our sensing devices in the automotive industry; our ability to manage growth; our ability to protect our intellectual property rights; government regulation of the automotive industry as it relates to use of sensing devices; and other uncertainties described elsewhere herein. You should not place undue reliance on these forward-looking statements.

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

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

RESULTS OF OPERATIONS

For the period ended February 28, 2009 as compared to the period ended February 29, 2008.

	2009	2008
Sales - Guardian Alert	60,151	57,416
Sales - Scope Out	51,391	18,230

Total Sales	111,542	75,646

Sales for the period ended February 28, 2009 increased by 47%. We had revenues of $111,542 and $75,646 for the years ended February 28, 2009 and February 29, 2008, respectively. The sales increase was primarily attributable to our sales related to the ScopeOut® line of product. ScopeOut® unit revenues for the years ended February 28, 2009 and February 29, 2008 were $51,391 and $18,230, respectively, an increase of 65%. This increase was largely due to our increased marketing efforts.  Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products with emphasis on large sales opportunities for both ScopeOut® and Guardian Alert.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

Direct Cost
	2009	2008
Scope Out Direct Costs
Cost of sales	39,948	-
Manufacturing expenses	-	-
Research and development	11,156	18,091
Commissions	-	-
Royalties - related party	149,834	162,500
Write - off of inventory	-	76,891
Total Scope Out Direct Costs	200,938	257,482

Guardian Alert Direct Costs
Cost of sales	166	1,454
Manufacturing expenses	6,173	16,838
Research and development	-	-
Commissions	21,075	-
Royalties - related party	-	-
Write - off of inventory	-	-
Total Guardian Alert Direct Costs	27,414	18,292

Total Direct Costs	228,352	275,774

Sense Technologies 10 K/A February 28, 2009

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

Direct costs for the period ended February 28, 2009 decreased by 17%. Sense Technologies incurred direct costs of $228,352 and $275,774 for the years ended February 28, 2009 and February 28, 2008, respectively.

Direct costs related to ScopeOut® were $200,938 and $257,482 for the years ended February 28, 2009 and February 29, 2008, respectively, a decrease of 22%. The decrease is primarily attributable to the $76,891 expense for inventory written off in 2008, no inventory was written off in 2009. The ScopeOut® inventory write off in 2008 was done so because it represented the prior version of the ScopeOut® products that we deemed were not aesthetic enough for mass sales potential. Cost of Sales were $39,948 and $0 in the years ended February 28, 2009 and February 29, 2008, respectively. The increase was due to newer versions of the ScopeOut® product being sold in the current year. The Cost of Sales for ScopeOut® were zero in 2008 because these sales represented old versions of the product, and the entire inventory amount was written off that year because of the improvements made to the product, making the old versions obsolete.   In 2009, Cost of Sales represents new version inventory costs against new version sales.

ScopeOut® research and development costs decreased from $18,091 in 2008 to $11,156 in 2009, a decrease of 62%.  This was primarily due to the ScopeOut® products aesthetic re-design being completed.

The related party royalties decreased because of additional 2008 royalties payments made that were beyond the 2004 license agreement terms that did not recur in 2009.  That was done at the time to retain the good business relationship the Company enjoyed with Lowell Martinson and to entice him to extend the exclusive terms in the 2004 license.

Direct costs related to Guardian Alert were $27,414 and $18,292 for the years ended February 28, 2009 and February 29, 2008, respectively. This change represents an increase of 50%. The increase is primarily from commissions related to Guardian Alert, there were no such expenses in 2008. Manufacturing expenses incurred were $6,173 and $16,838 for the years ended February 28, 2009 and February 29, 2008, respectively. This decrease is attributed to the expenses incurred in 2008 related to the assembly components of the Guardian Alert product line.

The Cost of Sales for Guardian Alert® decreased slightly from 2008 because of reduced component costs being capitalized into inventory; our separate manufacturing expenses line item costs also decreased because of our better sourcing for assembly costs.  Commissions increased because we emphasized sales of the Guardian Alert® product, and agreed to pay commissions on more sales of the Guardian Alert® in order to incentivize sales.

Selling, General, and Administrative
	2009	2008
Advertising and marketing	234,195	235,242
Consulting fees	131,348	198,749
Contract labor	11,000	-
Depreciation	12,209	15,219
Filing fees	6,286	881
Financing fees	42,889	-
Insurance	33,584	37,226
Interest and bank charges	194,380	143,950
Legal and accounting	108,677	186,882
Management fees	-	274,800
Office and miscellaneous	75,900	53,400
Rent	66,100	65,678
Repairs and maintenance	623	496
Shareholder information and printing	-	2,570
Telephone and utilities	4,680	5,075
Transfer agent fees	12,765	8,766
Travel and automotive	19,750	13,056
Write-down of promissory note receivable	-	585,000
Write-down of equipment	-	19,341
Total	954,386	1,846,331

Sense Technologies 10 K/A February 28, 2009

Sense Technologies, Inc. had selling, general and administrative expenses of $954,386 for the year ended February 28, 2009, compared to selling, general and administrative expenses of $1,846,331 for the year ended February 29, 2008, a decrease in selling, general and administrative expenses of $891,945 from the prior period. The decrease of 48% was mainly due to the decrease related to the write-down of the promissory note and the decrease in management fees by the Company.

Advertising and marketing fees remained consistent year over year. We had marketing fees of $234,195 and $235,242 for the years ended February 28, 2009 and February 29, 2008, respectively.

Consulting fees decreased from $198,749 for the year ended February 29, 2008 to $131,348 for the year ended February 28, 2009, a decrease of 34%.  The decrease was a result of a reduction of consulting related to product development.

Sense Technologies, Inc. incurred contract labor expenses of $11,000 compared to $0 for the years ended February 28, 2009 and February 29, 2008, respectively. The increase is a result of expenses relating to outsourcing our bookkeeping.

Insurance expense decreased to $33,584 in the year ended February 28, 2009 from $37,226 in the year ended February 29, 2008. The decrease of 10% is a result of decreased premiums for workman’s compensation insurance.

Interest and bank charges increased by 35% in the year ended February 28, 2009 to $194,380 from $143,950 in the year ended February 29, 2008. This increase was due to larger balances on notes outstanding during 2009 and thus increased interest expense.

Legal, accounting and audit fees decreased from $186,882 in the year ended February 29, 2008 to $108,677 for the year ended February 28, 2009. The decrease of 42% is largely a result of reduced legal expenses incurred and a change in the Company’s auditing firm.

Management fees decreased from $274,800 in the year ended February 29, 2008 to $0 in the year ended February 28, 2009. In the previous year the Company incurred management expenses of  $200,000 for common shares to be issued to Bruce Schreiner, President and CEO for past and present services to the Company and $74,800 in respect of stock-based compensation  for options issued to directors, James Iman and Robert Doviak for past and  present  services to the Company in 2008. There were no such fees in 2009, largely due to Bruce Schreiner not charging the company for his services.

Office and miscellaneous fees were $75,900 and $53,400 for the years ended February 28, 2009 and February 29, 2008 respectively. The increase of 42% was largely due to our renewed effort to revive Guardian Alert sales.

Travel and automotive expenses increased to $19,750 in the fiscal year February 28, 2009 from $13,056 in the year ended February 29, 2008. The increase of 51% was a result of the Company was due to the renewed effort to market Guardian Alert product line.

Components of Office and Miscellaneous Expenses and Travel and Automotive Expenses for the periods follow:

2009

2008

Office and Miscellaneous Expenses:

Postage and Delivery

$   1,235

$   4,5296

Internet Access

964

945

Foreign Exchange

(127)

(1,193)

Licenses and Permits

228

210

Freight & Delivery

4,717

710

Contract Labor

-

18,893

Office Supplies

840

1,746

Payroll Expenses

10,008

9,786

Supplies

842

122

Payroll Taxes

971

979

Printing and Reproduction Costs

7,439

-

General Miscellaneous

48,783

16,673

     Total

$ 75,900

$ 53,400

Travel and Automotive Expenses:

Winnepeg Trip

$      -

$   1,302

San Francisco Trip

 3,693

-

Enterprise Rental

1,540

-

Arizona Expenses

14,446

11,754

Meals

      70

      -

     Total

$ 19,749

$ 13,056

Our San Francisco trip in 2009 was our effort to demonstrate our automotive products to a network of companies who we thought would help us reach original equipment manufacturers, especially with the Guardian Alert® product.  Printing and Reproduction costs were attributable to the new documents depicting the Guardian Alert®.

Sense Technologies 10 K/A February 28, 2009

The general miscellaneous account increased by $39,699, $30,000 of this amount was an accrual to reflect a good-faith effort at settling past ScopeOut® costs with our licensor so that we could continue our concentration on Guardian Alert® sales.  These amounts were reported here as opposed to advertising and marketing expense because they were general efforts for focus and promotion of the Guardian Alert® rather than targeted marketing efforts.

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

Following summarizes the overall operations results:

			Increase	% Increase
	2009	2008	( Decrease)	(decrease)

Sales	$111,542	$ 75,546	$ 35,996	47%
Direct Costs	$228,352	$ 275,774	$ (47,422)	17%
General and Administrative expenses Net Loss from Operations	$954,386 $1,071,196	$1,846,331 $2,046,559	$(891,945)	(48) %

We had a loss from operations of $1,071,196 for year ended February 28, 2009, compared to a loss from operations of $2,046,559 for the year ended February 28, 2008, a decrease in loss from operations of $1,027,978 from the prior year. The decrease in the loss from operations was primarily attributable to the $891,945 decrease in selling, general and administrative expenses.

Other Income
	2009	2008
Rental Income	3,272	4,855
Gain on forgiveness of debt	54,198	-

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

Our net loss of $1,013,726 for fiscal year 2009 includes non-cash charges of $122,000 for services to be paid through the issuance of our common stock and a depreciation expense of $12,209.  Non-cash working capital changes included decreases in inventory and, prepaid expenses and an increase in accounts payable. The net cash used in operating activities for fiscal 2009 was $621,783.

We have generated only limited revenues to date, have a working capital deficit of $3,327,295 as of February 28, 2009, compared to $2,701,908 as of February 29, 2008. If we are unable to raise adequate working capital for fiscal 2009, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2010, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $621,783 during fiscal year 2009, compared to $514,419 during fiscal 2008. The increase in cash used in fiscal 2009 was primarily due to the following factors:

(i)	Deposit on purchase of new inventory
(ii)	the issuance of our equity instruments in exchange for services during 2008.

Sense Technologies 10 K/A February 28, 2009

The Company is in arrears with respect to seven notes payable totaling $534,447. The Company plans to address this situation on a per-note basis as sufficient net cash flows are generated with which to negotiate new terms on these notes.  In the meantime, these notes could be foreclosed on which would negatively impact the Company’s ability to continue in business.  Should that happen, a plan for an interim solution to each note default would be attempted, but there is  no assurance these efforts would be successful to forestall a serious impairment of the Company’s ability to continue.

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 23, 2009

Sense Technologies 10 K/A February 28, 2009

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of February 28, 2009 and February 29, 2008
(Stated in US Dollars)

	February 28	February 29
	2009	2008

ASSETS
Current
Cash	$645	$988
Accounts Receivable–Related Party	2,532	-
Inventory	27,611	41,235
Prepaids	14,345	30,466
Total Current Assets	45,133	72,689
Deposit	84,928	15,699
Equipment – Net of accumulated depreciation of $79,012 and $66,802 at February 28, 2009 and February 29, 2008, respectively	63,695	75,904
Intangible assets	52	2
Total Assets	$193,808	$164,294
LIABILITIES
Current
Bank overdraft	$45,778	$9,575
Accounts payable	188,976	262,462
Accounts payable-related party	44,552	41,911
Accrued expenses	584,664	400,250
Accrued expenses-related party	793,528	713,500
Notes payable	499,842	205,852
Notes payable-related party	427,500	345,000
Advances payable – related entity	-	40,050
Dividends payable	203,141	171,550
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,372,428	2,774,597

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at February 28, 2009
(February 29, 2008: 315,914)	315,914	315,914
Common stock, without par value 100,000,000 shares authorized,
58,604,651 shares issued at February 28, 2009 (February 29, 2008: 50,904,651)	12,903,039	12,499,471
Common stock subscribed – Note 8	32,500	650,500
Subscriptions receivable	-	(891,432)
Common stock to be issued	88,889	288,889
Deficit	(16,518,962)	(15,473,645)
Total Stockholders’ Deficiency	(3,178,620)	(2,610,303)
Total Liabilities and Stockholders’ Deficiency	$193,808	$164,294

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies 10 K/A February 28, 2009

SENSE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
for the twelve months ended February 28, 2009 and February 29, 2008
(Stated in US Dollars)

	Twelve months ended
	February 28,	February 29,
	2009	2008
Sales	$111,542	$75,646
Direct costs
Cost of sales	40,114	1,454
Manufacturing expenses	6,173	16,838
Research and development	11,156	18,091
Commissions	21,075	-
Royalties – related party	149,834	162,500
Write-off of inventory	-	76,891
Total Direct Costs	228,352	275,774
Gross Profit	(116,810)	(200,228)

Advertising and marketing	234,195 131,348 11,000	235,242 198,749 -
Consulting fees
Contract labor
Depreciation	12,209	15,219
Filing fees	6,286	881
Financing fees	42,889	-
Insurance	33,584	37,226
Interest and bank charges	194,380	143,950
Legal and accounting	108,677	186,882
Management fees	-	274,800
Office and miscellaneous	75,900	53,400
Rent	66,100	65,678
Repairs and maintenance	623	496
Shareholder information and printing	-	2,570
Telephone and utilities	4,680	5,075
Transfer agent fees	12,765	8,766
Travel and automotive	19,750	13,056
Write-down of promissory note receivable	-	585,000
Write-down of equipment	-	19,341
	954,386	1,846,331
Net operating loss	(1,071,196)	(2,046,559)

Rental income	3,272	4,855
Gain on forgiveness of debt	54,198	-

Net loss	(1,013,726)	(2,041,704)

Preferred dividends, paid or accrued	31,591	31,588

Net loss attributable to common stockholders	$(1,045,317)	$(2,073,292)

Basic and diluted loss per share	$(0.02)	$(0.04)
Weighted average number of shares outstanding
	53,949,706	47,181,921

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENT

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

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

Accounts Receivable

Accounts Receivable are stated at the amounts management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon it’s assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written of through a charge to the valuation allowance and a credit to accounts receivable. Total Allowance for Doubtful Accounts during the years ended 2008 and 2009 was $26,000. The net Accounts Receivable is $2,532 and zero at February 28, 2009 and February 29, 2008, respectively.  Balances due from related parties are classified as such on the balance sheet.

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

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

FAS 157 requires that the Company disclose the assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

•

Level 1.  Observable inputs such as quoted prices in active markets;

•

Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that are measured and recognized at fair value on a non-recurring basis at February 28, 2009.

Level 1:  none

Level 2:  none

Level 3:  Convertible promissory notes payable:  $584,447

There were no gains or losses in fair value during the years ended February 28, 2009 or February 29, 2008.

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

In September 2006, the FASB adopted SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement.  As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of nonperformance for a liability.  The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 related to financial assets and liabilities did not have a material impact on the Company's financial statements.  We are currently evaluating the impact, if any, that SFAS No. 157 may have on our future financial statements related to non-financial assets and liabilities.

Sense Technologies 10 K/A February 28, 2009

On February 15, 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, an amendment to SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available for sale or trading securities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on our financial position or results of operations.

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

NOTE 3 – EQUIPMENT

The following is a summary of this category, including estimated useful lives of the assets:

	February 28, 2009	February 29, 2008
Computer Equipment (5 yrs)	38,297	38,297
Furniture and Fixtures (7 yrs)	11,217	11,217
Testing Equipment (5 yrs)	27,137	27,137
Product Molds (7 yrs)	66,106	66,056
Subtotal	142,757	142,707
Less: Accumulated Depreciation	(79,012)	(66,803)
Total	$ 63,745	$ 75,904

During the prior year, the Company wrote off the net carrying value of a production mold which is not expected to be used in the future and has no resale value.  As a result, the Company recognized $Nil (2008: $19,341) as a loss from disposal of equipment on the statements of operations for the fiscal year ended February 29, 2008.

Sense Technologies 10 K/A February 28, 2009

NOTE 4 – INTANGIBLES

Intangible assets are comprised as follows:

	February 28, 2009	February 29, 2008
Guardian Alert License	$ 1	$ 1
Net carrying cost
Scope Out Mirror License	1	1
Net carrying cost	$ 2	$ 2

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

As at February 28, 2009, the royalty payable - related party to the Guardian Alert License was $480,000 (2008: $480,000). We intend to repay these payables upon successful completion of our business plan and raising of capital via debt or equity instruments.

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

During the year ended February 28, 2009, the Company accrued $149,834 (2008: $162,500) in respect of the royalty owed in respect of the ScopeOut® Mirror License agreement.  Under the terms and conditions of the license agreement, the Company is obligated to pay interest on the outstanding royalty payable to the extent that the minimum royalties due under the agreement have not been paid and is calculated at a rate of 8% per annum. As of February 28, 2009, the Company has accrued $31,706 as interest payable.  The Company has been unable to make this payment timely, causing the license to revert to non-exclusive.

Sense Technologies 10 K/A February 28, 2009

The following table presents the changes in the accrued royalties – related party balance from February 28, 2009 to February 29, 2008:

Guardian Alert	February 28, 2009	February 29, 2008
Beginning balance	480,000	480,000
Accrued	-	-
Paid	-	-
Total Guardian Alert	480,000	480,000

Scope Out
Beginning balance	233,500	71,000
Accrued	149,834	162,500
Paid	(110,000)	-
Total Scope Out	273,334	233,500

Total Accrued Royalties	753,334	713,500

NOTE 5 - DEPOSITS

Deposits consisted of the following:

	February 28,	February 29,
	2009	2008
Inventory deposit	$ 69,228	$ 0
Security deposit	15,700	15,699
	$ 84,928	$ 15,699

As of February 28, 2009 and February 29, 2008, the Company had a $15,700 security deposit on leased property.  The deposit is expected to be fully refunded at the conclusion of the lease.

During fiscal 2009, the Company paid $69,228 to acquire certain inventory items.  Since this represented a partial payment on the inventory, the Company did not acquire title to the goods until after February 28, 2009.

NOTE 6 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	February 28,	February 29,
	2009	2008
Bank overdraft	$ 45,778	$ 9,575
Accounts payable	188,976	262,462
Accounts payable – related party	44,552	41,911
Detail of Accrued Expenses:
Accrued payroll	55,869	55,804
Accrued interest payable	356,858	215,348
Accrued non-resident withholding taxes, including accrued interest	120,956	109,960

Accrued taxes payable	50,981	19,138
Total accrued expenses	$ 584,664	$ 400,250

Detail of Accrued Expense – Related party:
Accrued royalties payable ScopeOut – related party	273,334	233,500
Accrued royalties payable Guardian Alert – related party	480,000	480,000
Accrued taxes payable – related party	40,194
Total accrued expenses – related party	$ 793,528	$ 713,500

Sense Technologies 10 K/A February 28, 2009

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

The Company is in arrears with respect to seven notes payable totaling $534,447.

NOTE 7 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

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

Sense Technologies 10 K/A February 28, 2009

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

NOTE 8 – PREFERRED STOCK

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

NOTE 9 – COMMON STOCK

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

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

NOTE 10 – PROMISSORY NOTE RECEIVABLE

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

NOTE 11 – WRITE OFF INVENTORY

During the year ended February 29, 2008, the Company wrote off the slow-moving and obsolete inventory totaling $76,891. All Inventory is finished goods.

NOTE 12 – INCOME TAXES

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	February 28,	February 29
	2009	2008
	(26.00%)	(26.00%)
Net operating loss carryforwards	$ 1,619,000	$ 1,356,000
Equipment	-	5,000
Valuation allowance for deferred tax assets	(1,619,000)	(1,361,000)
Net deferred tax assets	$ -	$ -

Sense Technologies 10 K/A February 28, 2009

The provision for income taxes differ from the amount established using the Canadian statutory income tax rate as follows:

	February 28,	February 29,
	2009	2008
Income benefit at statutory rate	$ (345,000)	$ (697,000)
Stock based compensation	-	26,000
Reduction in tax rates	200,000	425,000
Write-off of note receivable	-	200,000
Other differences	-	(8,000)
Increase in valuation allowance	145,000	54,000
Deferred income tax recovery	$ -	$ -

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

Sense Technologies 10 K/A February 28, 2009

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

Year

Amount

2010

 $  68,084

2011

41,302

Total

$109,386

NOTE 14 - NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  The following transactions were excluded from the statements of cash flows:

Sense Technologies 10 K/A February 28, 2009

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

NOTE 15 - CONCENTRATIONS AND CONTINGENCIES

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

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

2010:  100,000 units at $2.00 per unit = $200,000

2011 and thereafter:  zero

NOTE 16 – SUBSEQUENT EVENTS

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K/A, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of February 28, 2009, and we have concluded our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

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

Sense Technologies 10 K/A February 28, 2009

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

In connection with the preparation of our financial statements for the year ended February 28, 2009, certain significant deficiencies in internal control became evident to management, including:

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

LOWELL MARTINSON, Director and Vice President.  Lowell Martinson is the inventor of ScopeOut, a unique safety product to prevent backovers and lane change accidents.  With ScopeOut®, he has handled all aspects of its commercialization, including involvement with the engineering and product development team, packaging, international and domestic sales, and working with the legal consultants to ensure the product has received intellectual property protection by way of its design and utility patents.  Mr. Martinson has led teams that produced ScopeOut’s packaging, transitioning it from individually packaged boxes into its clamshell design that will better serve large-scale retail operations.  He has worked with sales teams to launch product sales into channels that include catalogs, retailers, national television shopping networks and international markets.  Additionally, he has served as the corporate liaison with the Department of Transportation and the NHTSA to ensure ScopeOut® is included in ongoing safety and efficacy testing of products that prevent backover accidents.

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

Based on the foregoing review and discussions, the board has concluded that the audited financial statements should be included in our Annual Report on Form 10-K/A for the year ended February 28, 2009 filed with the SEC.

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

Except as noted in the following table, Sense believes that the beneficial owners of the Common Stock listed below have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership [1]	Percent of Class [2]
Steve Sommers[3] 21018 Buckskin Trail Elkhorn, NE 68022	3,386,067 [3]	5.44%
Bruce E. Schreiner, Director 3535 Grassridge Drive Grand Island, Nebraska 68803	3,684,838	5.92%
James Iman, Director 2601 Ridgmar Plaza Suite 201 Fort Worth TX 76116	650,000	1.04%
Robert Doviak (effective Nov 15, 2007) 13237 Montforth Drive Dallas TX 75240	505,000.0081%
Lowell Martinson 4043 W. Kitty Hawk, Suite 7 Chandler, AZ 85226	4,000,000	6.43%
Richard Julien 3120 W Carefree Hwy, Suite 1-534 Phoenix AZ 85086-3201	1,000,000	1.61%
All directors and officers as a group (5 persons)	9,839,838	15.82%

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

(3)

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

Sense Technologies 10 K/A February 28, 2009

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

Sense Technologies 10 K/A February 28, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2010.

SENSE TECHNOLOGIES INC.

By:  /s/ Bruce E. Schreiner

Bruce E. Schreiner

President, Chief Executive Officer,

Chief Financial Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:

Title:

Date:

/s/ Bruce E. Schreiner

Chief Executive Officer, President

June 25, 2010

Bruce E. Schreiner

Director and Chief Financial Officer

/s/ James R. Iman

Director

June 25, 2010

James R. Iman

/s/ Bob Doviak

Director, Secretary

June 25, 2010

Bob Doviak

/s/ Lowell Martinson

 Director

June 25, 2010

Lowell Martinson

/s/ Richard Julien

Director

June 25, 2010

Richard Julien

Sense Technologies 10 K/A February 28, 2009

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

By: “Bruce E. Schreiner”

Bruce E. Schreiner

Dated:  June 25, 2010

President and Principal Financial Officer

Sense Technologies 10 K/A February 28, 2009

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S. SECURITIES EXCHANGE ACT OF 1934

In connection with the Annual Report of Sense Technologies Inc. (the "Company") on Form 10-K/A for the fiscal year ended February 28, 2009 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  June 25, 2010

By: “Bruce E. Schreiner”

Bruce E. Schreiner

President and Principal Financial Officer

Sense Technologies 10 K/A February 28, 2009