Form 10-Q/A
period 2009-11-30
SENSE TECHNOLOGIES INC
filed 2010-06-28
CIK 1077638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2009

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes    [X]      No    [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  [_]    NO   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 12, 2010
Common Stock	66,804,651 shares

Explanatory Note

We are amending our Quarterly Report on Form 10-Q to include additional disclosures related to certain areas, such as our Results of Operations, related party transactions, and the form of our certifications.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

November 30, 2009

(Stated in US Dollars)

( Unaudited )

Form 10-QA

SENSE TECHNOLOGIES INC.

 BALANCE SHEETS

 As of November 30, 2009 and February 28, 2009

 (Stated in US Dollars)

 (Unaudited)

	November 30,	February 28,
	2009	2009
ASSETS
Current
Cash	$7,807	$645
Accounts receivable	5,019	-
Accounts receivable – related party	2,532	2,532
Inventory	26,981	27,611
Prepaids	22,435	14,345
Total Current Assets	64,774	45,133

Deposit	84,928	84,928
Equipment – Net of accumulated depreciation of $89,737 and $79,012 at November 30, 2009 and February 28, 2009, respectively	52,970	63,695
Intangible assets	52	52
Total Assets	$202,724	$193,808

LIABILITIES
Current
Bank overdraft	$-	$45,778
Accounts payable	280,389	188,976
Accounts payable – related party	47,284	44,552
Accrued expenses	772,497	584,664
Accrued expenses – related party	943,528	793,528
Notes payable	461,861	499,842
Notes payable – related party	432,500	427,500
Advances payable – related entity	24,935	-
Dividends payable	226,835	203,141
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,774,276	3,372,428

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share, 20,000,000 shares authorized, 315,914 shares issued
at November 30, 2009 (February 28, 2009: 315,914)	315,914	315,914
Common stock, without par value 100,000,000 shares authorized,
66,804,651 shares issued at November 30, 2009 (February 28, 2009: 62,204,651)	13,115,539	12,903,039
Common stock subscribed	-	32,500
Common stock to be issued	88,889	88,889
Deficit	(17,091,894)	(16,518,962)
Total Stockholders’ Deficiency	(3,571,552)	(3,178,620)
Total Liabilities and Stockholders’ Deficiency	$202,724	$193,808

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Form 10-QA

SENSE TECHNOLOGIES INC.

 INTERIM STATEMENTS OF LOSS

 for the three and nine months ended November 30, 2009 and 2008

 (Stated in US Dollars)

 (Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2009	2008	2009	2008
Sales	$70,065	$4,871	$116,193	$118,538
Direct costs
Cost of sales	-	33	631	31,018
Manufacturing expenses	7,500	-	20,293	3,572
Research and development	-	7,856	2,630	11,156
Commissions	15,257	5,100	35,965	15,300
Royalties – Related parties	50,000	30,000	150,000	90,000
	72,757	42,989	209,519	151,046
	(2,692)	(38,118)	(93,326)	(32,508)
Expenses
Advertising and marketing	150	59,015	51,808	179,385
Consulting fees	-	101,200	9,500	126,100
Contract labor	1,000	1,000	6,179	6,000
Depreciation	3,575	5,076	10,724	11,181
Filing fees	1,060	2,735	3,550	4,485
Financing fees	-	-	-	36,354
Insurance	5,565	8,599	19,634	25,874
Interest and bank charges	43,867	50,165	139,852	121,872
Legal and accounting	9,157	37,639	45,113	37,690
Office and miscellaneous	(49,698)	48,306	106,155	60,878
Rent	17,514	16,846	51,927	49,715
Shareholder information and printing	-	-	62	-
Telephone and utilities	-	1,140	1,531	3,480
Transfer agent fees	1,454	780	3,770	6,352
Travel and automotive	1,942	4,087	12,651	15,414
	35,586	336,588	462,456	684,780
Net Operating Loss	(38,278)	(374,706)	(555,782)	(717,288)

Rental income	-	-	6,544	-

Net loss	(38,278)	(374,706)	(549,238)	(717,288)

Preferred dividends, paid or accrued	7,899	7,898	23,694	23,690

Net loss attributable to common stockholders	$(46,177)	$(382,604)	$(572,932)	$(740,978)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	65,642,014	55,520,207	63,342,106	50,456,333

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Form 10-QA

SENSE TECHNOLOGIES INC.

 INTERIM STATEMENTS OF CASH FLOWS

 for the nine months ended November 30, 2009 and 2008

 (Stated in US Dollars)

 (Unaudited)

		Three Months Ended Nov. 30, 2009	Three Months Ended Nov. 30, 2008	Nine Months Ended Nov. 30, 2009	Nine Months Ended Nov. 30, 2008
Operating Activities	$		$	$	$
Net loss for the period		(38,278)	(374,706)	(549,238)	(717,288)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation		3,575	3,391	10,724	11,181
Common shares issued for services		-	122,000	-	122,000
Changes in non-cash working capital balances related to operations:
Accounts receivable		(2,209)	66,916	(5,019)	(1.353)
Inventory		-	32	630	(82,605)
Prepaids		(12,919)	8,364	(8,090)	5,241
Accounts payable and accrued liabilities		46,963	77,422	386,201	235,834

Net cash used by operating activities		(2,868)	(96,581)	(164,792)	(426,990)

Financing Activities
Borrowing on debt		18,483	345,585	27,483	441,273
Payments on debt		(26,408)	(77,956)	(60,464)	(77,956)
Advances payable – unrelated parties		-	(225,000)	-	-
Advances payable – related parties		18,575	8,625	24,935	(31,425)
Proceeds from common share subscriptions		-	45,000	180,000	95,000

Net cash provided by financing activities		10,649	96,254	171,954	426,892

Decrease in cash during the period		7,781	(327)	7,162	(98)

Cash, beginning of period		26	1,217	645	988

Cash, end of period		$7,807	890	7,807	890

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Form 10-QA

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

Form 10-QA

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

Form 10-QA

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

Form 10-QA

As of November 30, 2009, promissory notes payable of $432,500 (February 28, 2009: $427,500) is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
June, 2009	$ 20,000
May, 2009	150,000
August, 2009	90,000
September, 2009	50,000
October, 2009	75,000
November, 2009	22,500
December, 2009	20,000
June, 2010	5,000
Total	$432,500

All bear interest at 12% per annum.

Note 4

Accrued Liabilities

	November 30, 2009	February 28, 2009
Accrued fees	24,611	40,194
Accrued payroll	53,741	55,869
Accrued interest payable	490,307	356,858
Accrued non resident withholding taxes, including accrued interest	120,956	120,956
Accrued royalties payable- related party	903,334	753,334
Accrued San Tan Lawsuit	73,065	-
Accrued taxes payable	50,011	50,981
	$1,716,025	$1,378,192

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

Note 6   Commitments and Contingencies

The Company is in arrears with respect to its lease of property with San Tan Development. As a result, the company is being faced with a judgment in an amount equal to the remaining months of lease commitments and attorney’s fees and costs. Sense has booked a liability in the amount of the judgment and has accrued attorney’s fees. The amount of the lease liability is $107,372. The estimated attorneys fees are based on 20% of damages sought and total $21,474. The property is sub-leased for part of the remaining lease term, the liability was adjusted by $55,781 in the current quarter.

Note 7   Subsequent events

Subsequent to November 30, 2009 we signed an agreement to use a vendor trade name that required an $80,000 down payment which was paid in cash and a 6% ongoing royalty interest. No events other than those described here that took place subsequent to November 30, 2009 and through the date of this filing in the opinion of management are required to be disclosed.

Form 10-QA

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q/A

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

2.

Results of Operations

For the three month period ended November 30, 2009 as compared to the three month period ended November 30, 2008.

For the three months ended
	November 30, 2009	November 30, 2008
Sales
Sales Guardian Alert	70,065	182
Sales Scope Out	-	4,689
	70,065	4,871

Sales for the quarter ended November 30, 2009 increased by 93% from $4,871 to $70,065 due to increased demand for Guardian Alert and a shift of our focus from Scope Out to Guardian Alert sales. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

For the Three months ended
	2009	2008
Direct Cost
Scope Out Direct Costs
Cost of sales	-	-
Manufacturing expenses	-	-
Research and development	-	7,856
Commissions	-
Royalties - related party	50,000	30,000
Total Scope Out Direct Costs	50,000	37,856

Guardian Alert Direct Costs
Cost of sales		33
Manufacturing expenses	7,500	-
Research and development		-
Commissions	15,257	5,100
Royalties - related party
Total Guardian Alert Direct Costs	22,757	5,133
Total Direct Costs	72,757	42,989

Form 10-QA

Overall direct costs for the current quarter ending increased due primarily to higher minimum royalties under the ScopeOut® license and increase in commissions paid.

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $50.000 and $37,856 for the three month periods ended November 30, 2009 and 2008, respectively, an increase of 24%. The increase is primarily attributable to the 40% increase in royalty expense. Royalty expenses for the quarter ended November 30, 2009 were $50,000 compared to $30,000 for the quarter ended November 30, 2008. The increase is related to the agreement which recognized an increase in minimum royalties this year. Scope Out® research and development costs decreased from $7,856 in 2008 to $0 in 2009.  This was primarily due to the ScopeOut® products aesthetic re-design being completed.

Direct costs related to Guardian Alert were $22,757 and $5,133 for the three month period ending November 30, 2009 and 2008 respectively. This change represents an increase of 77%. Commission expenses were $15,257 and $5,100 for the three month period ended November 30, 2009 and 2008, respectively. Commission expense increased from $5,100 in the three months ended in 2008 to $15,257 for the three months ended in 2009 based on the significant increase in Guardian Alert® sales and our efforts to incentivize such sales with such commissions.  Manufacturing expenses were $7,500 and $0 for the three month period ended November 30, 2009 and 2008, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2009 represents assembly costs for the sales achieved for the same period.  There were no costs in the three months ended in 2008 as the Guardian Alert® sales were near zero in that time period.

Selling, General, and Administrative
For the three months ended
	November 30, 2009	November 30, 2008
Advertising and marketing	150.00	59,015.00
Consulting fees	-	101,200.00
Contract labor	1,000.00	1,000.00
Depreciation	3,575.00	5,076.00
Filing fees	1,060.00	2,735.00
Financing fees	-	-
Insurance	5,565.00	8,599.00
Interest and bank charges	43,867.00	50,165.00
Legal and accounting	9,157.00	37,639.00
Office and miscellaneous	(49,698.00)	48,306.00
Rent	17,514.00	16,846.00
Shareholder information and printing	-	-
Telephone and utilities	-	1,140.00
Transfer agent fees	1,454.00	780.00
Travel and automotive	1,942.00	4,087.00
Total	35,586	336,588

Sense Technologies, Inc. had selling, general and administrative expenses of $35,586 for the three month period ended November 30, 2009 compared to selling, general and administrative expenses of $336,588 for the three month period ended November 30, 2008, a decrease in selling, general and administrative expenses of $301,004 from the prior period. The decrease was primarily due to the decrease related to advertising, marketing, and consulting.

Advertising and marketing fees decreased as compared to the prior three month period. We had marketing fees of $150 and $59,015 for the three month period ended November 30, 2009 and 2008, respectively.

Consulting fees decreased from $101,200 for the three month period ended November 30, 2008 to $0 for the three month period ended November 30, 2009. The decrease was a result of a reduction of consulting related to product development.

Advertising and marketing costs decreased from $59,015 in 2008 to $150 in 2009.  Likewise, consulting fees decreased from $101,200 in 2008 to zero in 2009.

Form 10-QA

The Company determined that prior expenses for consultants to assist in a sales plan for ScopeOut® were not producing results, given this information we believed it was in the best interest of the company to discontinue these costs along with related advertising costs. Because the Company is concentrating on Guardian Alert® sales based on market interest, and doing so as cost-efficiently as possible, the Company has replaced those costs with a little-to-no cost effort of asking existing fleet-customers to refer the Guardian Alert® products to other fleets.  Additionally, we are paying more in commissions, as previously stated, because of our efforts to incentivize the sales of the Guardian Alert® to fleets.

Legal and accounting fees decreased from $37,639 in the three month period ended November 30, 2008 to $9,157 for the three month period ended November 30, 2009.

Office and miscellaneous fees were $(49,698) and $48,306 for the three month period ended November 30, 2009 and 2008, respectively. The decrease was largely due to correcting for an agreed-upon lease obligation for our Phoenix office. The Company was advised of a lawsuit on its Phoenix, Arizona, lease in the three month period ending August 31, 2009, and conservatively estimated total expense exposure for this issue at $128,840.  This amount was charged to miscellaneous expense rather than rent expense because the Company was no longer renting or occupying the facility.

The Company challenged the matter, and the result was a settlement agreement reached in the period ending November 30, 2009.  Accordingly, the miscellaneous expense account was reduced by $55,781 in order to result in a total agreed-upon obligation of $73,065.  The nine-month period ending November 30, 2009 reflects an increase of $45,277 from the prior year period ending November 30, 2009.  Without the settlement amount of $73,065 being charged to this account in the nine-month period ending November 30, 2009, the expense would have decreased by $27,788, which was due to related savings caused by the closing of the Phoenix office.

We had a loss from operations of $38,278 for year quarter ended November 30, 2009, compared to a loss from operations of $374,706 for the quarter ended November 30, 2008, a decrease in loss from operations of $336,428. The decrease in the loss from operations was primarily attributable to the $301,002 decrease in selling, general and administrative expenses.

For the nine month period ended November 30, 2009 as compared to the period ended November 30, 2008.

For the nine months ended
	November 30, 2009	November 30, 2008
Sales
Sales Guardian Alert	114,375	74,266
Sales Scope Out	1,818	44,272

	116,193	118,538

Sales for the nine month period ended November 30, 2009 decreased by 2% from $118,538 to $116,193 due to a shift of our focus from Scope Out to Guardian Alert sales. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

For the nine months ended
Direct Cost
	November 30, 2009	November 30, 2008
Scope Out Direct Costs
Cost of sales	631	30,819
Manufacturing expenses	-
Research and development	2,630	11,156
Commissions	-
Royalties - related party	150,000	90,000
Total Scope Out Direct Costs	153,261	131,975

Guardian Alert Direct Costs
Cost of sales		199
Manufacturing expenses	20,293	3,572
Research and development	-	-
Commissions	35,965	15,300
Royalties - related party
Total Guardian Alert Direct Costs	56,258	19,071

Total Direct Costs	209,519	151,046

Form 10-QA                                                                                                                                                                                                   Page 11

Overall direct costs in 2009 increased due primarily to higher minimum royalties under the ScopeOut® license and increase in commissions paid.

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $153,261 and $131,975 for the nine month periods ended November 30, 2009 and 2008, respectively, an increase of 16%. The increase is primarily attributable to the $150,000 of expense for royalties 2009, the increase is related to the agreement which recognized an increase in minimum royalties this year. Scope Out® research and development costs decreased from $11,156 in 2008 to $2,630 in 2009, a decrease of 76%.  This was primarily due to the ScopeOut® products aesthetic re-design being completed. Cost of sales were $631 and $30,819 for the nine month period ending November 30, 2009 and 2008, respectively.

Direct costs related to Guardian Alert were $56,258 and $19,071 for the nine month period ending November 30, 2009 and 2008 respectively. This change represents an increase of 195%. Commission expenses were $35,965 and $15,300 for the nine month period ended November 30, 2009 and 2008, respectively. Manufacturing expenses were $20,293 and $3,572 for the nine month period ended November 30, 2009 and 2008, respectively, an increase of 468%.

Selling, General, and Administrative
For the nine months ended
	November 30, 2009	November 30, 2008
Advertising and marketing	51,808	179,385
Consulting fees	9,500	126,100
Contract labor	6,179	6,000
Depreciation	10,724	11,181
Filing fees	3,550	4,485
Financing fees		36,354
Insurance	19,634	25,874
Interest and bank charges	139,852	121,872
Legal and accounting	45,113	37,690
Office and miscellaneous	106,155	60,878
Rent	51,927	49,715
Shareholder information and printing	62	-
Telephone and utilities	1,531	3,480
Transfer agent fees	3,770	6,352
Travel and automotive	12,651	15,414
Total	462,456	684,780

Form 10-QA

Sense Technologies, Inc. had selling, general and administrative expenses of $462,456 for the nine month period ended November 30, 2009 compared to selling, general and administrative expenses of $684,780 for the nine month period ended November 30, 2008, a decrease in selling, general and administrative expenses of $222,324 from the prior period. The decrease was mainly due to the decrease related to advertising, marketing, and consulting.

Advertising and marketing fees decreased as compared to the prior nine month period. We had marketing fees of $51,808 and $179,385 for the nine month period ended November 30, 2009 and 2008, respectively.

Consulting fees decreased from $126,100 for the nine month period ended November 30, 2008 to $9,500 for the nine month period ended November 30, 2009, a decrease of 92%. The decrease was a result of a reduction of consulting related to product development.

Sense Technologies, Inc. incurred financing fees of $0 compared to $36,354 for the nine month period ended November 30, 2009 and 2008, respectively. The decrease is a result of not incurring any such fees for the period.

Insurance expense decreased to $19,634 in the nine month period ended November 30, 2009 from $25,874 in the nine month period ended November 30, 2008. The decrease of 24% is a result of decreased premiums for workman’s compensation insurance.

Interest and bank charges increased by 15% in the nine month period November 30, 2009 to $139,852 from $121,872 in the nine month period ended November\30, 2008. This increase was due to larger balances on notes outstanding.

Legal, accounting and audit fees increased from $37,690 in the nine month period ended November 30, 2008 to $45,113 for the nine month period ended November 30, 2009. The increase of 20% is largely a result of increase fees relating to public filing amendments and restatements.

Office and miscellaneous fees were $106,155 and $60,878 for the nine month period ended November 30, 2009 and 2008, respectively. The increase of 72% was largely due to conservatively anticipating our lease termination costs for our Phoenix office.

Following summarizes the overall operations results for the nine month period ended November 30:

			Increase	% Increase
	2009	2008	( Decrease)	(decrease)

Sales	116,193	118,538	(2,345)	(1.981)
Direct Costs	209,519	151,046	58,473	38.71
General and Administrative expenses	462,456	684,780	(222,324)	(32.47)
Net Loss	(555,782)	(717,288)	161,506	23.43
Basic and Diluted Loss per share	( .01)	( .01)	-	-

We had a loss from operations of $549,238 for nine month period ended November 30, 2009, compared to a loss from operations of $717,288 for the nine month period ended November 30, 2008, a decrease in loss from operations of $168,050 from the prior year.

Liquidity and Capital Resources

Our cash position at November 30, 2009 was $7,807 as compared to $645 at February 28, 2009. This increase was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 3,709,502 and 3,327,295 as of November 30, 2009 and February 28, 2009 respectively. If we are unable to raise adequate working capital for fiscal 2009, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2010, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Form 10-QA

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

Sense Technologies Inc. Form 10-Q/A

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

Form 10-QA

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended November 30, 2009.

Item 5. Other Information.

Sense Technologies has entered an agreement with a global company to market the Guardian Alert® under a registered trade name.

Sense Technologies Inc. Form 10-Q/A

Item 6. Exhibits.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) of the U.S. Securities Exchange Act of 1934

Form 10-QA

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSE TECHNOLOGIES INC.

Date	Signature

June 25, 2010	/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal executive officer) and Director

Form 10-QA

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

June 25, 2010

S/ BRUCE E. SCHREINER
Bruce E. Schreiner, Chief Executive Officer

Form 10-QA

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of Sense Technologies Inc. (the “Company”) on Form 10-Q/A for the fiscal quarter ended November 30, 2009 as filed with the Securities and Exchange Commission (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 25, 2010

/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal financial and accounting officer)

Form 10-QA