Form 10-Q
period 2010-05-31
SENSE TECHNOLOGIES INC
filed 2010-07-29
CIK 1077638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the Quarterly Period Ended May 31, 2010

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2010
Common Stock	72,704,650 shares

TABLE OF CONTENTS

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

May 31, 2010

(Stated in US Dollars)

( Unaudited )

Form 10-Q

SENSE TECHNOLOGIES INC.

 BALANCE SHEETS

 As of May 31, 2010 and February 28, 2010

 (Stated in US Dollars)

 (Unaudited)

	May 31,	February 28,
	2010	2010
ASSETS
Current
Cash	$-	$709
Accounts receivable	30,850	7,034
Accounts receivable – related party	2,532	2,532
Prepaids	10,333	8,974
Total Current Assets	43,715	19,249

Equipment – Net of accumulated depreciation of $96,068 and $93,308 at May 31, 2010 and February 28, 2010, respectively	46,639	49,399
Intangible assets	51	51
Total Assets	$90,405	$68,699

LIABILITIES
Current
Bank overdraft	$2,457	$-
Accounts payable	236,533	251,055
Accounts payable – related party	45,484	47,284
Accrued expenses	648,057	841,155
Accrued expenses – related party	1,261,633	977,945
Notes payable	479,530	472,062
Notes payable – related party	432,500	432,500
Advances payable – related entity	9,000	19,105
Dividends payable	242,630	234,732
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,942,271	3,860,285

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share, 20,000,000 shares authorized, 315,914 shares issued
at May 31, 2010 (February 28, 2010: 315,914)	315,914	315,914
Common stock, without par value 100,000,000 shares authorized,
72,704,650 shares issued and outstanding at May 31, 2010 (February 28, 2010: 66,804,651)	13,312,268	13,135,268
Common stock subscribed	116,889	190,889
Retained Deficit	(17,596,937)	(17,433,657)
Total Stockholders’ Deficiency	(3,851,866)	(3,791,586)
Total Liabilities and Stockholders’ Deficiency	$90,405	$68,699

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Form 10-Q

SENSE TECHNOLOGIES INC.

 INTERIM STATEMENTS OF LOSS

 for the three months ended May 31, 2010 and 2009

 (Stated in US Dollars)

 (Unaudited)

	Three months ended
	May 31,
	2010	2009
Sales	$46,125	$7,010
Direct costs
Cost of sales	-	609
Manufacturing expenses	10,253	-
Research and development	-	1,550
Commissions	8,227	9,930
Royalties – Related parties	50,000	50,000
	68,480	62,089
	(22,355)	(55,079)
Expenses
Advertising and marketing	-	33,633
Consulting fees	22,700	800
Contract labor	3,000	4,179
Depreciation	2,760	3,052
Filing fees	3,735	605
Insurance	6,769	7,326
Interest and bank charges	75,090	44,474
Legal and accounting	10,620	-
Office and miscellaneous	3,416	11,061
Rent	816	17,203
Repairs and maintenance	-	172
Telephone and utilities	-	905
Transfer agent fees	2,764	-
Travel and automotive	1,357	9,609
	133,027	133,019
Net Operating Loss	(155,382)	(188,098)

Rental Income	-	4,908

Net Loss	(155,382)	(183,190)

Preferred dividends, paid or accrued	7,898	7,898

Net loss attributable to common stockholders	$(163,280)	$(191,088)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	66,804,651	62,204,651

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Form 10-Q

SENSE TECHNOLOGIES INC.

 INTERIM STATEMENTS OF CASH FLOWS

 for the three months ended May 31, 2010 and 2009

 (Stated in US Dollars)

 (Unaudited)

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009
Operating Activities
Net loss for the period	$(155,382)$	$ (183,190)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation	2,760	3,052
Changes in non-cash working capital balances related to operations:
Accounts receivable	(23,816)	(2,120)
Inventory	-	609
Prepaids	(1,359)	(1,862)
Accounts payable and accrued liabilities	66,620	93,132

Net cash used by operating activities	(111,177)	(90,379)

Financing Activities
Borrowing on debt	25,064	-
Payments on debt	(17,596)	(16,827)
Proceeds from common share subscriptions	103,000	110,000

Net cash provided by financing activities	110,468	93,173

Increase (Decrease) in cash during the period	(709)	2,794

Cash, beginning of period	709	645

Cash, end of period	$-	$3,439

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	19,693	1,780
Preferred dividends accrued	7,898	7,898

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Form 10-Q

SENSE TECHNOLOGIES INC.

 STATEMENT OF STOCKHOLDERS’ DEFICIENCY

 for the period ended May 31, 2010

 (Stated in US Dollars)

 (Unaudited)

	Common Stock		Preferred Stock			Common
	Issued		Issued			Stock	Accumulated
	Shares	Amount	Shares	Amount		Subscribed	Deficit	Total

Balance, February 28, 2009	62,204,651	$12,903,039	315,914	$315,914		$121,389	$(16,518,962)	$(3,178,620)
Common share subscriptions		-	-		-	282,000	-	282,000
Common Stock issued	4,600,000	212,500	-	-		(212,500)	-	-
Options Issued to Directors	-	19,729	-	-		-	-	19,729
Dividends	-	-	-	-		-	(31,591)	(31,591)

Net loss for the period		-	-	-		-	(883,104)	(883,104)

Balance, February 28, 2010	66,804,651	13,135,268	315,914	315,914		190,889	(17,433,657)	(3,791,586)
Common Stock Issued	5,899,999	177,000	-	-		(74,000)	-	103,000
Dividends							(7,898)	(7,898)
Net loss for the period							(155,382)	(155,382)
Balance, May 31, 2010	72,704,650	$13,312,268	315,194	$315,914		$ 116,889	$(17,596,937)	$(3,851,866)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Form 10-Q

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

While the information presented in the accompanying three months to May 31, 2010 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2010.

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

Form 10-Q

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

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of the Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB Accounting Standards Update 2010-11 (ASU 2010-11), “Consolidation (Topic 810):  Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period.  Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASU Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events.  The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

Note 2   GOING CONCERN

At May 31, 2010, the Company had not yet achieved profitable operations, had an accumulated deficit of $17,596,937 (February 28, 2010 - $17,433,657) since its inception and incurred a net loss of 155,382 (2009 - $ 183,190) for the three months ended May 31, 2010 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2011 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Form 10-Q

Note 3

COMMON STOCK

a)

Commitments:

Stock-based Compensation Plan

	May 31, 2010		February 28, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding and exercisable
beginning of period	2,000,000	$0.04	2,000,000	$0.04
Expired	-	-	-	-
Outstanding and exercisable
end of the period	2,000,000	$0.04	2,000,000	$0.04

At May 31, 2010, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date
1,000,000	$0.05	December 31, 2012
1,000,000	0.03	December 31, 2014

Common Shares Subscribed

As of May 31, 2010, the Company has received $103,000  in respect of private placements of 3,433,333 common shares at$.03 per share.

Note  4

RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	May 31,
	2010	2009
Royalties	$50,000	$50,000
Interest expense	$41,364	$46,988

As of May 31, 2010, included in accounts payable is $33,495 (February 28, 2010: $33,495) owing to an accounting firm in which a director of the Company is a partner and $11,989 (February 28, 2010: $13,789) to a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 28, 2010: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, $508,545 (February 28, 2010: $473,334) owing to a director of the Company in respect of royalties payable and $53,694 (February 28, 2010: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of May 31, 2010, included in advances payable is $9,000 (February 28, 2010: $19,105) owed to a company controlled by a director.

As of May 31, 2010, promissory notes payable of $432,500 (February 28, 2010: $432,500) is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
June, 2010	$ 20,000
May, 2010	150,000
August, 2010	90,000
September, 2010	50,000
October, 2010	75,000
November, 2010	22,500
December, 2010	20,000
June, 2011	5,000
Total	$432,500

All bear interest at 12% per annum.

Form 10-Q

Note  5

ACCRUED LIABILITIES/ACCRUED LIABILITIES – RELATED PARTY

	May 31, 2010	February 28, 2010
Accrued Liabilities:
Lease Settlement	63,065	69,065
Accrued payroll	53,694	53,694
Accrued interest payable	358,112	533,327
Accrued non resident withholding taxes, including accrued interest	133,052	133,052
Accrued fees	17,117	17,117
Accrued taxes payable	23,017	34,900
	$648,057	$841,155

Accrued royalties payable- related party	1,003,334	953,334
Accrued interest payable – related party	230,005	-
Accrued taxes payable – related party	28,294	24,611
	$1,261,633	$977,945

Note 6

CONCENTRATIONS

The Company operates in one industry segment being the production, marketing and distribution of safety awareness products in the automotive industry. Substantially, all of the Company’s operations, and assets are located in the United States. During the three months ended May 31, 2010, there were two customers that accounted for $43,325 (93%) of sales revenue.   During the three months ended May 31, 2009, there was one customer that accounted for $5,685 (80%) of sales revenue.

Note 7

LAWSUIT SETTLEMENT

In August 2009, the Company settled litigation related to breach of lease and past due rent for $73,065.  Prior to May 31, 2010, the Company paid $10,000 (February 28, 2010:  $4,000) of this judgement.  The remaining balance of $63, 065 is presented as Accrued Expenses as of May 31, 2010.

Note 8

SUBSEQUENT EVENTS

There are no subsequent events to report.  Subsequent events have been evaluated through the date of this financial report.

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended May 31, 2010 and our Financial Statements and notes thereto for the period ended May 31, 2009.

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

Form 10-Q

2.

Results of Operations

For the three month period ended May 31, 2010 as compared to the three month period ended May 31, 2009.

	For the three months ended
	May 31, 2010	May 31, 2009
Sales
Sales Guardian Alert	46,125	5,773
Sales Scope Out	-	1,237
	46,125	7,010

Sales for the quarter ended May 31, 2010 increased by 558% from $7,010 to $46,125 due to increased demand for Guardian Alert and a shift of our focus from Scope Out to Guardian Alert sales. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

For the Three months ended
	2010	2009
Direct Cost
Scope Out Direct Costs
Cost of sales	-	609
Manufacturing expenses	-	-
Research and development	-	1,550
Commissions	-
Royalties - related party	50,000	50,000
Total Scope Out Direct Costs	50,000	52,159

Guardian Alert Direct Costs
Cost of sales		-
Manufacturing expenses	10,253	-
Research and development		-
Commissions	8,227	9,930
Royalties - related party
Total Guardian Alert Direct Costs	18,480	9,930
Total Direct Costs	68,480	62,089

Form 10-Q

Overall direct costs for the current quarter ending increased due primarily to higher manufacturing costs of the increased Guardian Alert sales.

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $50,000 and $52,159 for the three month periods ended May 31, 2010 and 2009, respectively, a decrease of 4%. The decrease is primarily attributable to the decrease in cost of sales. Royalty expenses for the quarter ended May 31, 2010 were $50,000 compared to $50,000 for the quarter ended May 31, 2009. Scope Out® research and development costs decreased from $1,550 in 2009 to $0 in 2010.  This was primarily due to the ScopeOut® products aesthetic re-design being completed.

Direct costs related to Guardian Alert were $18,480 and $9,930 for the three month period ending May 31, 2010 and 2009 respectively. This change represents an increase of 86%. Commission expenses were $8,227 and $9,930 for the three month period ended May 31, 2010 and 2009, respectively. Commission expense decreased 17% due to a one-time commission paid in the prior year.  Manufacturing expenses were $10,253 and $0 for the three month period ended May 31, 2010 and 2009, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2010 represents assembly costs for the sales achieved for the same period.  There were no costs in the three months ended in 2009 as the Guardian Alert® sales were near zero in that time period.

Selling, General, and Administrative
For the three months ended
	May 31, 2010	May 31, 2009
Advertising and marketing	-	33,633
Consulting fees	22,700	800
Contract labor	3,000	4,179
Depreciation	2,760	3,052
Filing fees	3,735	605
Insurance	6,769	7,326
Interest and bank charges	75,090	44,474
Legal and accounting	10,620	-
Office and miscellaneous	3,416	11,061
Rent	816	17,203
Repairs and maintenance	-	172
Telephone and utilities	-	905
Transfer agent fees	2,764	-
Travel and automotive	1,357	9,609
Total	133,027	133,019

Sense Technologies, Inc. had selling, general and administrative expenses of $133,027 for the three month period ended May 31, 2010 compared to selling, general and administrative expenses of $133,019 for the three month period ended May 31, 2009, a minimal increase in selling, general and administrative expenses of $8 from the prior period.

Advertising and marketing fees decreased as compared to the prior three month period. We had marketing fees of $0 and $33,633 for the three month period ended May 31, 2010 and 2009, respectively.

Consulting fees increased from $800 for the three month period ended May 31, 2009 to $22,700 for the three month period ended May 31, 2010. The increase was a result of an increase of consulting related to Guardian Alert product sales.

Form 10-Q

The Company determined that prior expenses for marketing and advertising costs related to the sales plan for ScopeOut® were not producing results. Management believed it was in the best interest of the company to discontinue these costs. The Company is concentrating on Guardian Alert® sales based on market interest, and in doing so as cost-efficiently as possible, the Company has replaced those costs with a “little-to-no cost” effort of asking existing fleet-customers to refer the Guardian Alert® products to other fleets.  Additionally, the company is paying more in commissions, as previously stated, because of the efforts to incentivize the sales of the Guardian Alert® to fleets.

Legal and accounting fees increased from $0 in the three month period ended May 31, 2009 to $10,620 for the three month period ended May 31, 2010.

Office and miscellaneous fees were $3,416 and $11,061 for the three month period ended May 31, 2010 and 2009, respectively. The decrease was largely due to reduction of payroll expenses for our Phoenix office.

We had a loss from operations of $155,382 for the quarter ended May 31, 2010, compared to a loss from operations of $188,098 for the quarter ended May 31, 2009, a decrease in loss from operations of $32,716. The decrease in the loss from operations was primarily attributable to the increase in sales.

Following summarizes the overall operations results for the three month period ended May 31:

			Increase	% Increase
	2010	2009	( Decrease)	(decrease)

Sales	46,125	7,010	(39,115)	(557.99)
Direct Costs	68,480	62,089	6,391	10.29
General and Administrative expenses	133,027	133,019	8	-
Net Loss	(155,382)	(183,190)	(27,808)	(15.18)
Basic and Diluted Loss per share	( .00)	( .01)

We had a loss from operations of $155,382 for three month period ended May 31, 2010, compared to a loss from operations of $183,190 for the three month period ended May 31, 2009, a decrease in loss from operations of $27,808 from the prior year.

Liquidity and Capital Resources

Our cash position at May 31, 2010 was $(2,457) as compared to $709 at February 28, 2010. This decrease was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 3,851,866 and 3,791,586 as of May 31, 2010 and February 28, 2010, respectively. If we are unable to raise adequate working capital for fiscal 2010, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2011, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $111,177 in 2010, compared to $90,379 in 2009. The increase in cash used in 2010 was largely due to the increase in professional fees.

Net cash provided by financing activities

Net cash provided by financing activities was $110,468 in 2010 compared to net cash provided of $93,173 in 2009.

In 2010, we received $103,000 through subscriptions to private placements of our common shares.

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

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended May 31, 2010.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended May 31, 2010.

Item 5. Other Information.

Sense Technologies has entered an agreement with a global company to market the Guardian Alert® under a registered trade name.

Form 10-Q

Form 10-Q

Item 6. Exhibits.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) of the U.S. Securities Exchange Act of 1934

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSE TECHNOLOGIES INC.

Date	Signature

July 27, 2010	/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal executive officer) and Director

Form 10-Q

Exhibit 31.1

CERTIFICATIONS

I, Bruce E. Schreiner, certify that:

1.

I have reviewed this report of the fiscal quarter ended May 31, 2010 of Sense Technologies, Inc.

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

July 27, 2010

S/ BRUCE E. SCHREINER

Bruce E. Schreiner,

Chief Executive Officer

Form 10-Q

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of Sense Technologies Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended May 31, 2010 as filed with the Securities and Exchange Commission (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

July 27, 2010

/S/ BRUCE E. SCHREINER

Bruce E. Schreiner, President

(principal financial and accounting officer)

Form 10-Q