Form 10-Q
period 2010-08-31
SENSE TECHNOLOGIES INC
filed 2010-10-25
CIK 1077638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2010
Common Stock	72,704,650 shares

TABLE OF CONTENTS

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

August 31, 2010

(Stated in US Dollars)

( Unaudited )

Form 10-Q

SENSE TECHNOLOGIES INC.

 BALANCE SHEETS

 As of August 31, 2010 and February 28, 2010

 (Stated in US Dollars)

 (Unaudited)

	August 31,	February 28,
	2010	2010
ASSETS
Current
Cash	$-	$709
Accounts receivable	20,370	7,034
Accounts receivable – related party	2,532	2,532
Prepaids	22,159	8,974
Total Current Assets	45,061	19,249

Equipment – Net of accumulated depreciation of $98,827 and $93,308 at August 31, 2010 and February 28, 2010, respectively	43,880	49,399
Intangible assets	51	51
Total Assets	$88,992	$68,699

LIABILITIES
Current
Bank overdraft	$4,965	$-
Accounts payable	227,784	251,055
Accounts payable – related party	51,850	47,284
Accrued expenses	664,526	841,155
Accrued expenses – related party	671,701	977,945
Notes payable	486,273	472,062
Notes payable – related party	432,500	432,500
Advances payable – related entity	3,050	19,105
Dividends payable	250,528	234,732
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,377,624	3,860,285

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share, 20,000,000 shares authorized, 315,914 shares issued
at August 31, 2010 (February 28, 2010: 315,914)	315,914	315,914
Common stock, without par value 100,000,000 shares authorized,
72,704,650 shares issued at August 31, 2010 (February 28, 2010: 66,804,651)	13,915,175	13,135,268
Common stock subscribed	146,889	190,889
Deficit	(17,666,610)	(17,433,657)
Total Stockholders’ Deficiency	(3,288,632)	(3,791,586)
Total Liabilities and Stockholders’ Deficiency	$88,992	$68,699

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Form 10-Q

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF LOSS
for the three and six months ended August 31, 2010 and 2009
(Stated in US Dollars)
 (Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2010	2009	2010	2009

Sales	$101,807	$39,119	$147,933	$46,128
Direct costs
Cost of sales	-	22	-	631
Manufacturing expenses	25,314	12,792	35,568	12,792
Research and development	-	1,080	-	2,630
Commissions	21,751	10,778	29,977	20,708
Royalties	17,000	50,000	67,000	100,000
	64,065	74,672	132,545	136,761
	37,742	(35,553)	15,388	(90,633)
Expenses Advertising and marketing	1,018 6,900 3,000	18,025 8,700 1,000	1,018 29,600 6,000	51,658 9,500 5,179
Consulting fees
Contract labor
Depreciation	2,760	4,097	5,519	7,149
Filing fees	200	1,885	3,935	2,490
Insurance	6,616	6,742	13,385	14,069
Interest and bank charges	37,900	54,399	113,000	104,924
Legal and accounting	30,360	35,807	40,981	35,957
Office and miscellaneous	2,567	141,885	5,973	146,915
Rent	902	17,210	1,718	34,413
Shareholder information and printing	-	62	-	62
Telephone and utilities	-	627	-	1,531
Transfer agent fees	-	2,315	2,764	2,315
Travel and automotive	7,293	1,101	8,650	10,709
	99,516	293,855	232,543	426,871
Net Operating Loss	(61,774)	(329,408)	(217,155)	(517,504)

Rental income	-	1,636	-	6,544

Net loss from operations	(61,774)	(327,772)	(217,155)	(510,960)

Preferred dividends, paid or accrued	7,899	7,899	15,798	15,798

Net loss attributable to common stockholders	$(69,643)	$(335,771)	$(232,953)	$(526,758)

Basic and diluted loss per share	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average number of shares outstanding	72,704,650	62,204,651	69,754,651	62,204,651

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Form 10-Q

SENSE TECHNOLOGIES INC.

 INTERIM STATEMENTS OF CASH FLOWS

 for the three and six months ended August 31, 2010 and 2009

 (Stated in US Dollars)

 (Unaudited)

	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009	Six Months Ended August 31, 2010	Six Months Ended August 31, 2009
Operating Activities
Net income (loss) for the period	$(61,774)	$(327,772)	$(217,155)	$ (510,960)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation	2,760	4,097	5,519	7,149
Changes in non-cash working capital balances related to operations:
Accounts receivable	10,480	(690)	(13,336)	(2,810)
Inventory	-	22	-	630
Prepaids	(11,826)	6,691	(13,185)	4,829
Accounts payable and accrued liabilities	23,618	252,468	90,238	345,599

Net cash used by operating activities	(36,742)	(65,184)	(147,919)	(155,563)

Financing Activities
Borrowing on debt	15,710	-	40,774	15,000
Payments on debt	(8,968)	(8,229)	(26,564)	(40,056)
Proceeds from common share subscriptions	30,000	70,000	133,000	180,000

Net cash provided by financing activities	36,742	61,771	147,210	154,944

Increase (Decrease) in cash during the period	-	(3,413)	(709)	(619)

Cash, beginning of period	-	3,439	709	645

Cash, end of period	$-	$26	$-	$26

Supplemental Disclosures of Cash Flow Information:
Forgiveness of related party accrual	602,907	-	602,907	-
Preferred dividends accrued	7,898	7,898	15,796	15,796

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Form 10-Q

SENSE TECHNOLOGIES INC.

 STATEMENT OF STOCKHOLDERS’ DEFICIENCY

 for the six months ended August 31, 2010

 (Stated in US Dollars)

 (Unaudited)

	Common Stock		Preferred Stock				Common
	Issued		Issued		Contributed		Stock	Accumulated
	Shares	Amount	Shares	Amount	Surplus		Subscribed	Deficit	Total

Balance, February 28, 2010	66,804,651	$13,115,539	315,914	$315,914	$19,729		$190,889	$(17,433,657)	$(3,791,586)
Common share subscriptions					-		30,000		30,000
Common Stock Issued	5,899,999	177,000	-	-	-		(74,000)	-	103,000
Write-off of related party accrual	-	602,907	-	-		-	-	-	602,907
Dividends								(15,798)	(15,798)
Net income (loss) for the period								(217,155)	(217,155)
Balance, August 31, 2010	72,704,650	$13,895,446	315,914	$315,914	$19,729		$146,889	$(17,666,610)	$(3,288,632)

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

While the information presented in the accompanying six months to August 31, 2010 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2010.

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

Form 10-Q

Note 2

Going Concern

At August 31, 2010, the Company had not yet achieved profitable operations, had an accumulated deficit of $17,666,610 (February 28, 2010 - $17,433,657) since its inception and incurred a net loss of 217,155 (2009 - $ 510,960) for the six months ended August 31, 2010 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2011 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Note 3

Common Stock

a)

Common stock subscribed

During the six months ended August 31, 2010, the company issued 2,466,666 shares of common stock previously subscribed. The company received proceeds of $133,000 for 4,433,333 shares of common stock at $.03 per share for the six month period.

b)

Commitments:

Stock-based Compensation Plan

	August 31,		February 28,
	2010		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at
beginning of period	2,000,000	$0.04	2,000,000	$0.04
Expired	-	-	-	-

Outstanding and exercisable at
end of the period	2,000,000	$0.04	2,000,000	$0.04

At August 31, 2010, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date
1,000,000	$0.05	December 31, 2012
1,000,000	0.03	December 31, 2014
Note 4	Related Party Transactions
	The Company incurred the following items with directors and companies with common directors and shareholders:
		August 31,
		2010	2009

	Royalties	$17,000	$50,000
	Interest expense	$41,364	$46,988

Form 10-Q

As of August 31, 2010, included in accounts payable is $33,495 (February 28, 2010: $33,495) owing to an accounting firm in which a director of the Company is a partner and $14,298 (February 28, 2010: $13,789) to a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 28, 2010: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, $0 (February 28, 2010: $473,334) owing to a director of the Company in respect of royalties payable and $53,694 (February 28, 2010: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of August 31, 2010, included in advances payable is $3,050 (February 28, 2010: $19,105) owed to a company controlled by a director.

As of August 31, 2010, promissory notes payable of $432,500 (February 28, 2010: $432,500) is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
September, 2010	$ 50,000
October, 2010	75,000
November, 2010	22,500
December, 2010	20,000
June, 2011	5,000
June, 2011	20,000
May, 2011	150,000
August, 2011	90,000
Total	$432,500

All bear interest at 12% per annum.

Note 5

Accrued Liabilities/Accrued Liabilities – Related Party

	August 31, 2010	February 28, 2010
Accrued Liabilities:
Lease Settlement	57,065	69,065
Accrued payroll	53,694	53,694
Accrued interest payable	380,333	533,327
Accrued non resident withholding taxes, including accrued interest	133,052	133,052
Accrued fees	17,117	17,117
Accrued taxes payable	23,265	34,900
	$664,526	$841,155

Accrued royalties payable- related party	480,000	953,334
Accrued interest payable – related party	163,407	-
Accrued taxes payable – related party	28,294	24,611
	$671,701	$977,945

Note 6

Concentrations

The Company operates in one industry segment being the production, marketing and distribution of safety awareness products in the automotive industry. Substantially, all of the Company’s operations and assets are located in the United States. During the six months ended August 31, 2010, there were two customers that accounted for $139,265 (93%) of sales revenue.   During the six months ended August 31, 2009, there were two customers that accounted for $44,273 (97%) of sales revenue.

Note 7

Lawsuit Settlement

In August 2009, the Company settled litigation related to breach of lease and past due rent for $73,065.  Prior to August 31, 2010, the Company paid $16,000 (February 28, 2010:  $4,000) of this judgment.  The remaining balance of $57,065 is presented as Accrued Expenses as of August 31, 2010.

Form 10-Q

Note 8

Write-off of Accrued Royalties and Interest

During the quarter, the Company re-negotiated the exclusive license agreement with the ScopeOut inventor.  All prior minimum royalties were eliminated, and accordingly, the Company recorded $602,907 additional capital for a related party write-off.

Prepaid royalties payable under the new license are $5,000 per month for twelve months commencing September 1, 2010.  The new agreement also calls for a 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:

  30,000 units

End of calendar year containing the third anniversary:

  60,000 units

End of calendar year containing the fourth anniversary:

110,000 units

End of calendar year containing the fifth anniversary and thereafter:

125,000 units

Such “calendar year” commencing the minimum royalties to retain exclusivity is the first year within which an Original Equipment Manufacturer (OEM) and/or Tier 1 manufacturer sub-licenses the ScopeOut product.

For any sub-licenses of the product, royalties are shared as follows:

OEM/Tier 1 Supplier Sub Licensor:

65% Sense Technologies

35% Inventor

Any other Sub-Licensor:

50% Sense Technologies

50% Inventor

Note 8

Subsequent events

No events took place subsequent to August 31, 2010 and through the date of this filing in the opinion of management are required to be disclosed.

Form 10-Q

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended August 31, 2010 and our Financial Statements and notes thereto for the period ended August 31, 2009.

1.

Overview of Operations

Sense holds a non-exclusive license to manufacture, distribute, market and sublicense world-wide, a patented technology which is used to produce the Guardian Alert® backing awareness system for motor vehicles utilizing microwave radar technology.  The Company assembles the product in Charlotte, NC.  The company also holds an exclusive license to manufacture, distribute, market and sublicense world-wide, the ScopeOut® product, a patented system of specially-designed mirrors which are placed at specific points on vehicles to offer drivers a more complete view of the blind spots toward the rear of the vehicle.  This product is currently manufactured in China through an outsourced vendor.

2.

Results of Operations

For the three and six month period ended August 31, 2010 as compared to the three and six month period ended August 31, 2009.

Three months ended

Six months ended

August 31

August 31

2010

2009

2010

2009

Sales

Sales Guardian Alert

101,807

38,589

147,933

44,448

Sales Scope Out

-

530

-

1,680

101,807

39,119

147,933

46,128

Sales for the six months ended August 31, 2010 increased by 221% from $46,128 to $147,933 due to increased demand for Guardian Alert and a shift of our focus from Scope Out® to Guardian Alert sales. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

Sales for the three months ended August 31, 2010 increased by 160% from $39,119 to $101,807 due also to the increased demand for Guardian Alert and a shift of our focus from Scope Out® to Guardian Alert sales.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the three months ended August 31		For the six months ended August 31
	2010	2009	2010	2009
Direct Cost
Scope Out Direct Costs
Cost of sales	-	22	-	631
Manufacturing expenses	-	7,462	-	7,462
Research and development	-	1,080	-	2,630
Commissions	-	-	-	-
Royalties - related party	17,000	50,000	67,000	100,000
Total Scope Out Direct Costs	17,000	58,564	67,000	110,723

Guardian Alert Direct Costs
Cost of sales	-	-	-	-
Manufacturing expenses	25,314	5,330	35,568	5,330
Research and development	-	-	-	-
Commissions	21,751	10,778	29,977	20,708
Royalties - related party	-	-	-
Total Guardian Alert Direct Costs	47,065	16,108	65,545	26,038
Total Direct Costs	64,065	74,672	132,545	136,761

Form 10-Q

Overall direct costs for the current three and six months ending decreased due primarily to no manufacturing costs and reduced royalty expense of the Scope Out® product.

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $67,000 and $110,723 for the six month periods ended August 31, 2010 and 2009, respectively, a decrease of 40%. The decrease is primarily attributable to the decrease in cost of sales, manufacturing and research and development costs. Royalty expenses for the quarter ended August 31, 2010 were $67,000 compared to $100,000 for the quarter ended August 31, 2009.

Direct costs related to Scope Out® for the three month period ended August 31, 2010 and 2009 decreased 71% from $58,564 to $17,000 due to the decrease in cost of sales, manufacturing costs and research and development costs.  Royalty expenses for the three month period were $17,000 for 2010 compared to $50,000 in 2009.

Direct costs related to Guardian Alert were $65,545 and $26,038 for the six month period ending August 31, 2010 and 2009 respectively. This change represents an increase of 152%. Commission expenses were $29,977 and $20,708 for the six month period ended August 31, 2010 and 2009, respectively. Commission expense increased 45% due to increased sales for the six months.  Manufacturing expenses were $35,568 and $5,330 for the six month period ended August 31, 2010 and 2009, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the six months ended in 2010 represents assembly costs for the sales achieved for the same period.

Direct costs related to Guardian Alert® were $47,065 and $16,108 for the three month period ending August 31, 2010 and 2009 respectively. This change represents an increase of 192%. Commission expenses were $21,751 and $10,778 for the three month period ended August 31, 2010 and 2009, respectively. Commission expense increased 102% due to increased sales for the three months.  Manufacturing expenses were $25,314 and $5,330 for the three month period ended August 31, 2010 and 2009, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2010 represents assembly costs for the sales achieved for the same period.

	Selling, General, and Administrative
	For the three months ended August 31		For the six months ended August 31
	2010	2009	2010	2009
Advertising and marketing	1,018	18,025	1,018	51,658
Consulting fees	6,900	8,700	29,600	9,500
Contract labor	3,000	1,000	6,000	5,179
Depreciation	2,760	4,097	5,519	7,149
Filing fees	200	1,885	3,935	2,490
Insurance	6,616	6,742	13,385	14,069
Interest and bank charges	37,900	54,399	113,000	104,924
Legal and accounting	30,360	35,807	40,981	35,957
Office and miscellaneous	2,567	141,885	5,973	146,915
Rent	902	17,210	1,718	34,413
Shareholder information	-	62	-	62
Telephone and utilities	-	627	-	1,531
Transfer agent fees	-	2,315	2,764	2,315
Travel and automotive	7,293	1,101	8,650	10,709
Total	99,516	293,855	232,543	426,871

Sense Technologies, Inc. had selling, general and administrative expenses of $232,543 for the six month period ended August 31, 2010 compared to selling, general and administrative expenses of $426,871 for the six month period ended August 31, 2009, a 46% decrease in selling, general and administrative expenses from the prior period.

Form 10-Q

General and administrative expenses of $99,516 for the three month period ended August 31, 2010 compared to selling, general and administrative expenses of $293,855 for the three month period ended August 31, 2009, a 34% decrease in selling, general and administrative expenses from the prior period.

Advertising and marketing fees decreased 98% as compared to the prior six month period. We had marketing fees of $1,018 and $51,658 for the six month period ended August 31, 2010 and 2009, respectively.

For the three month period advertising and marketing fees decreased 96%. We had marketing fees of $1,018 and $18,025 for the three month period ended August 31, 2010 and 2009, respectively

Consulting fees increased from $9,500 for the six month period ended August 31, 2009 to $29,600 for the six month period ended August 31, 2010. The increase was a result of an increase of consulting related to Guardian Aler®t product sales.

Consulting fees decreased from $8,700 for the three month period ended August 31, 2009 to $6,900 for the three month period ended August 31, 2010. The decrease was a result of the decrease of consulting related to Scope Out® product sales

The Company determined that prior expenses for marketing and advertising costs related to the sales plan for Scope Out® were not producing results. Management believed it was in the best interest of the company to discontinue these costs. The Company is concentrating on Guardian Alert® sales based on market interest, and in doing so as cost-efficiently as possible, the Company has replaced those costs with a “little-to-no cost” effort of asking existing fleet-customers to refer the Guardian Alert® products to other fleets.  Additionally, the company is paying more in commissions, as previously stated, because of the efforts to incentivize the sales of the Guardian Alert® to fleets.

Legal and accounting fees increased from $35,957 in the six month period ended August 31, 2009 to $40,981 for the six month period ended August 31, 2010.

Legal and accounting fees decreased from $35,807 in the three month period ended August 31, 2009 to $30,360 for the three month period ended August 31, 2010.

Office and miscellaneous fees were $5,973 and $146,915 for the six month period ended August 31, 2010 and 2009, respectively. The decrease was largely due to reduction of expenses for our Phoenix office.

Office and miscellaneous fees were $2,567 and $141,885 for the three month period ended August 31, 2010 and 2009, respectively. The decrease was largely due to reduction of expenses for our Phoenix office

We had a loss from operations of $217,155 for the quarter ended August  31, 2010, compared to a loss from operations of $517,504 for the quarter ended August 31, 2009, a decrease in loss from operations of $300,349. The decrease in the loss from operations was primarily attributable to the increase in sales of the Guardian Alert® and decrease in expenses related to the closing the Arizona facility.

During the quarter, the Company re-negotiated the exclusive license agreement with the Scope Out® inventor.  All prior minimum royalties were eliminated, and accordingly, the Company recorded $602,907 additional capital for a related party write-off.

Prepaid royalties payable under the new license are $5,000 per month for twelve months commencing September 1, 2010.  The new agreement also calls for a 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:

  30,000 units

End of calendar year containing the third anniversary:

  60,000 units

End of calendar year containing the fourth anniversary:

110,000 units

End of calendar year containing the fifth anniversary and thereafter:

125,000 units

Such “calendar year” commencing the minimum royalties to retain exclusivity is the first year within which an Original Equipment Manufacturer (OEM) and/or Tier 1 manufacturer sub-licenses the Scope Out® product.

For any sub-licenses of the product, royalties are shared as follows:

OEM/Tier 1 Supplier Sub Licensor:

65% Sense Technologies

35% Inventor

Any other Sub-Licensor:

50% Sense Technologies

50% Inventor

Form 10-Q

Following summarizes the overall operations results for the six month period ended August 31:

			Increase	% Increase
	2010	2009	( Decrease)	(decrease)

Sales	147,933	46,128	101,805	220.70
Direct Costs	132,545	136,761	(4,216)	(3.08)
General and Administrative expenses	232,543	426,871	(194,328)	(45.52)
Net Loss	(217,155)	(517,504)	(300,349)	(58.04)
Basic and Diluted Loss per share	( .00)	( .01)

Liquidity and Capital Resources

Our cash position at August 31, 2010 was $0 as compared to $709 at February 28, 2010. This decrease was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 3,332,563 and 3,841,036 as of August 31, 2010 and February 28, 2010, respectively. If we are unable to raise adequate working capital for fiscal 2010, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2011, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $147,919 in 2010, compared to $155,563 in 2009. The decrease in cash used in 2010 was largely due to the decrease in expenses related to Scope Out and closing the Arizona facility.

Net cash provided by financing activities

Net cash provided by financing activities was $147,210 in 2010 compared to net cash provided of $154,994 in 2009.

In 2010, we received $133,000 through subscriptions to private placements of our common shares.

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

Form 10-Q

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

There were no unregistered sales of equity securities during the quarter ended August 31, 2010.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended August 31, 2010.

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

SENSE TECHNOLOGIES INC.

Date	Signature

October 22, 2010	/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal executive officer) and Director

Form 10-Q

Exhibit 31.1

CERTIFICATIONS

I, Bruce E. Schreiner, certify that:

1.

I have reviewed this report of the fiscal quarter ended August 31, 2010 of Sense Technologies, Inc.

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

October 22, 2010

S/ BRUCE E. SCHREINER
Bruce E. Schreiner, Chief Executive Officer

Form 10-Q

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of Sense Technologies Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended

August 31, 2010 as filed with the Securities and Exchange Commission (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

October 22, 2010

/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal financial and accounting officer)

Form 10-Q