Form 10-Q
period 2010-11-30
SENSE TECHNOLOGIES INC
filed 2011-01-20
CIK 1077638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      [X ]    No    [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES   [  ]    NO      [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]  No  [ X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 15, 2011
Common Stock	81,751,780 shares

TABLE OF CONTENTS

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

November 30, 2010

(Stated in US Dollars)

( Unaudited )

Sense Technologies Inc. Form 10-Q

SENSE TECHNOLOGIES INC.

 BALANCE SHEETS

 As of November 30, 2010 and February 28, 2010

 (Stated in US Dollars)

 (Unaudited)

	November 30,	February 28,
	2010 (unaudited)	2010
ASSETS
Current
Cash	$5,026	$709
Accounts receivable	720	7,034
Accounts receivable – related party	2,532	2,532
Inventory	76,654	-
Prepaids	15,452	8,974
Total Current Assets	100,384	19,249

Equipment – Net of accumulated depreciation of $101,857 and $93,308 at November 30, 2010 and February 28, 2010, respectively	41,121	49,399
Security Deposit	800	-
Intangible assets	51	51
Total Assets	$142,356	$68,699

LIABILITIES
Current
Accounts payable	$264,417	$251,055
Accounts payable – related party	43,950	47,284
Accrued expenses	681,039	841,155
Accrued expenses – related party	683,593	977,945
Notes payable	472,981	472,062
Notes payable – related party	432,500	432,500
Advances payable – related entity	8,450	19,105
Dividends payable	258,426	234,732
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,429,803	3,860,285

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share, 20,000,000 shares authorized, 315,914 shares issued
at November 30, 2010 (February 28, 2010: 315,914)	315,914	315,914
Common stock, without par value 100,000,000 shares authorized,
74,637,984 shares issued at November 30, 2010 (February 28, 2010: 66,804,651)	13,973,175	13,135,268
Common stock subscribed	179,889	190,889
Deficit	(17,756,425)	(17,433,657)
Total Stockholders’ Deficiency	(3,287,447)	(3,791,586)
Total Liabilities and Stockholders’ Deficiency	$142,356	$68,699

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies Inc. Form 10-Q

SENSE TECHNOLOGIES INC.
INTERIM STATEMENTS OF LOSS
for the three and nine months ended November 30, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2010	2009	2010	2009

Sales	$47,355	$70,065	$195,288	$116,193
Direct costs
Cost of sales	-	-	-	631
Manufacturing expenses	25,286	7,500	60,854	20,293
Research and development	-	-	-	2,630
Commissions	15,112	15,257	45,089	35,965
Royalties	15,000	50,000	82,000	150,000
	55,398	72,757	187,943	209,519
	(8,043)	(2,692)	7,345	(93,326)
Expenses
Advertising and marketing	500	150	1,518	51,808
Consulting fees	(400)	-	29,200	9,500
Contract labor	3,000	1.000	9,000	6,179
Depreciation	2,760	3,575	8,279	10,724
Filing fees	1,195	1,060	5,130	3,550
Insurance	6,707	5,565	20,092	19,634
Interest and bank charges	37,821	43,867	150,821	139,852
Legal and accounting	6,342	9,157	47,323	45,113
Office and miscellaneous	9,882	(49,698)	15,855	106,217
Rent	3,282	17,514	5,001	51,927
Telephone and utilities	14	-	14	1,531
Transfer agent fees	2,748	1,454	5,512	3,770
Travel and automotive	24	1,942	8,674	12,651
	73,875	35,586	306,419	462,456
Net Operating Loss	(81,918)	(38,278)	(299,074)	(555,782)

Rental income	-	-	-	6,544

Net loss from operations	(81,918)	(38,278)	(299,074)	(549,238)

Preferred dividends, paid or accrued	7,898	7,899	23,694	23,694

Net loss attributable to common stockholders	$(89,816)	$(46,177)	$(322,768)	$(572,932)

Basic and diluted loss per share	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average number of shares outstanding	74,021,867	65,642,014	71,166,711	63,342,106

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies Inc. Form 10-Q

SENSE TECHNOLOGIES INC.

INTERIM STATEMENTS OF CASH FLOWS

for the three and nine months ended November 30, 2010 and 2009

 (Stated in US Dollars)

 (Unaudited)

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009	Nine Months Ended November 30, 2010	Nine Months Ended November 30, 2009
Operating Activities
Net income (loss) for the period	$(81,918)	$ (38,278)	$(299,074)	$ (549,238)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation	2,760	3,575	8,279	10,724
Changes in non-cash working capital balances related to operations:
Accounts receivable	19,650	(2,209)	6,314	(5,019)
Inventory	(76,654)	-	(76,654)	630
Prepaids	5,907	(12,919)	(7,278)	(8,090)
Accounts payable and accrued liabilities	57,573	46,963	147,812	386,201

Net cash used by operating activities	(72,682)	(2,868)	(220,601)	(164,792)

Financing Activities
Borrowing on debt	-	37,057	40,774	52,418
Payments on debt	(13,292)	(26,408)	(39,856)	(60,464)
Proceeds from common share subscriptions	91,000	-	224,000	180,000

Net cash provided by financing activities	77,708	10,649	224,918	171,954

Increase (Decrease) in cash during the period	5,026	7,781	4,317	7,162

Cash, beginning of period	-	26	709	645

Cash, end of period	$5,026	$7,807	$5,026	$7,807

Supplemental Disclosures of Cash Flow Information:
Forgiveness of related party accrual	-	-	602,907	-
Preferred dividends accrued	7,898	7,898	23,694	23,694

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies Inc. Form 10-Q

SENSE TECHNOLOGIES INC.

 STATEMENT OF STOCKHOLDERS’ DEFICIENCY

 for the nine months ended November 30, 2010

 (Stated in US Dollars)

 (Unaudited)

	Common Stock		Preferred Stock				Common
	Issued Shares	Amount	Issued Shares	Amount	Contributed Surplus		Stock Subscribed	Accumulated Deficit	Total

Balance, February 28, 2010	66,804,651	$13,115,539	315,914	$315,914	$19,729		$190,889	$(17,433,657)	$(3,791,586)
Common share subscriptions					-		121,000		121,000
Common Stock Issued for cash	7,833,333	235,000	-	-	-		(132,000)	-	103,000
Write-off of related party accrual	-	602,907	-	-		-	-	-	602,907
Dividends								(23,694)	(23,694)
Net income (loss) for the period								(299,074)	(299,074)
Balance, November 30, 2010	74,637,984	$13,953,446	315,914	$315,914	$19,729		$179,889	$(17,756,425)	$(3,287,447)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies Inc. Form 10-Q

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

While the information presented in the accompanying nine months to November 30, 2010 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2010.

Inventory

Inventory consists of finished goods which are recorded at the lower of average cost or net realizable value. Average cost is determined using the weighted-average method and includes invoice cost, duties and freight where applicable plus direct labor applied to the product and an applicable share of manufacturing overhead. A provision for obsolescence or slow moving inventory items is estimated by management based on historical and expected future sales and is included in cost of goods sold.

Recently Adopted And Recently Enacted Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on our results of operations or financial condition.

Sense Technologies Inc. Form 10-Q

SENSE TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

Note 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted And Recently Enacted Accounting Pronouncements (Continued)

Effective July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these financials have been updated for the Codification.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2

Going Concern

At November 30, 2010, the Company had not yet achieved profitable operations, had an accumulated deficit of $17,756,425 (February 28, 2010 - $17,433,657) since its inception and incurred a net loss of $299,074 (2009 - $549,238) for the nine months ended November 30, 2010 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2011 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Note 3

Inventory

During the quarter ended November 30, 2010, the Company purchased $76,654 of inventory from third party suppliers consisting of finished goods.  As of November 30, 2010 none of this inventory has been sold and the entire balance remains an asset as of period end.

Note 4

Common Stock

a)

Common stock subscribed

During the nine months ended November 30, 2010, the company issued 7,833,333 shares of common stock previously subscribed. The company received proceeds of $224,000 for 7,466,666 shares of common stock at $.03 per share for the nine month period.

Sense Technologies Inc. Form 10-Q

SENSE TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

Note 4

Common Stock (Continued)

b)

Commitments:

Stock-based Compensation Plan

	November 30,		February 28,
	2010		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding and exercisable at beginning of period	2,000,000	$0.04	2,000,000	$0.04
Expired	-	-	-	-

Outstanding and exercisable at end of the period	2,000,000	$0.04	2,000,000	$0.04

At November 30, 2010, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date
1,000,000	$0.05	December 31, 2012
1,000,000	0.03	December 31, 2014

Note 5

Related Party Transactions

The Company incurred the following items with directors and companies with common directors and shareholders:

	November 30,
	2010	2009

Royalties	$-	$150,000
Interest expense	$12,975	$139,852

As of November 30, 2010, included in accounts payable is $33,495 (February 28, 2010: $33,495) owing to an accounting firm in which a director of the Company is a partner and $14,298 (February 28, 2010: $13,789) to a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 28, 2010: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, $0 (February 28, 2010: $473,334) owing to a director of the Company in respect of royalties payable and $53,694 (February 28, 2010: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of November 30, 2010, included in advances payable is $8,450 (February 28, 2010: $19,105) owed to a company controlled by a director.

Sense Technologies Inc. Form 10-Q

SENSE TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

Note 5

Related Party Transactions (Continued)

As of November 30, 2010, promissory notes payable of $432,500 (February 28, 2010: $432,500) is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
September, 2010	$ 50,000
October, 2010	75,000
November, 2010	22,500
December, 2010	20,000
June, 2011	5,000
June, 2011	20,000
May, 2011	150,000
August, 2011	90,000
Total	$432,500

All bear interest at 12% per annum.

Note 6

Accrued Liabilities/Accrued Liabilities – Related Party

	November 30, 2010	February 28, 2010
Accrued Liabilities:
Lease Settlement	51,065	69,065
Accrued payroll	53,694	53,694
Accrued interest payable	402,490	533,327
Accrued non resident withholding taxes, including accrued interest	133,052	133,052
Accrued fees	17,117	17,117
Accrued taxes payable	23,621	34,900
	$681,039	$841,155
Accrued royalties payable- related party	480,000	953,334
Accrued interest payable – related party	176,382	-
Accrued taxes payable – related party	27,211	24,611
	$683,593	$977,945

Note 7

Concentrations

The Company operates in one industry segment being the production, marketing and distribution of safety awareness products in the automotive industry. Substantially, all of the Company’s operations and assets are located in the United States. During the nine months ended November 30, 2010, there were two customers that accounted for $183,040 (93%) of sales revenue.   During the nine months ended November 30, 2009, there were two customers that accounted for $114,338 (99%) of sales revenue.

Note 8

Lawsuit Settlement

In August 2009, the Company settled litigation related to breach of lease and past due rent for $73,065.  Prior to November 30, 2010, the Company paid $22,000 (February 28, 2010:  $4,000) of this judgment.  The remaining balance of $51,065 is presented as Accrued Expenses as of November 30, 2010.

Sense Technologies Inc. Form 10-Q

SENSE TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

Note 9

Write-off of Accrued Royalties and Interest

During the second quarter of this fiscal year, the Company re-negotiated the exclusive license agreement with the ScopeOut inventor.  All prior minimum royalties were eliminated, and accordingly, the Company recorded $602,907 additional capital for a related party write-off.

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

For any sub-licenses of the product, royalties are shared as follows:

OEM/Tier 1 Supplier Sub Licensor:

65% Sense Technologies

35% Inventor

Any other Sub-Licensor:

50% Sense Technologies

50% Inventor

Note 10

Subsequent events

7,113,796 shares of common stock were issued subsequent to November 30, 2010 and through the date of this filing and in the opinion of management are required to be disclosed.  Notes to a related party, Schroeder & Schreiner, PC 401(K) Profit Sharing Plan and Trust – SDK, were replaced with two new notes as follows:

$168,218, dated December 15, 2010, 12% interest, term 360 days

$216,372, dated December 15, 2010, 12% interest, term 360 days

Sense Technologies Inc. Form 10-Q

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended November 30, 2010 and our Financial Statements and notes thereto for the period ended November 30, 2009.

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

2.

Results of Operations

For the three and nine month period ended November 30, 2010 as compared to the three and nine month period ended November 30, 2009.

	Three months ended November 30		Nine months ended November 30
	2010	2009	2010	2009

Sales
Sales Guardian Alert	47,355	70,065	195,288	114,513
Sales Scope Out	-	-	-	1,680
	47,355	70,065	195,288	116,193

Sales for the nine months ended November 30, 2010 increased by 68% from $116,193 to $195,288 due to increased demand for Guardian Alert and a shift of our focus from Scope Out® to Guardian Alert sales. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

Sales for the three months ended November 30, 2010 decreased by 32% from $70,065 to $47,355 due also to the shift of our focus from Scope Out® to Guardian Alert sales.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the three months ended November 30		For the nine months ended November 30
	2010	2009	2010	2009
Direct Cost
Scope Out Direct Costs
Cost of sales	-	-	-	631
Manufacturing expenses	-	-	-	7,462
Research and development	-	-	-	2,630
Commissions	-	-	-	-
Royalties - related party	-	50,000	-	150,000
Total Scope Out Direct Costs	-	50,000	-	160,723
Guardian Alert Direct Costs
Cost of sales	-	-	-	-
Manufacturing expenses	25,286	7,500	60,854	12,831
Research and development	-	-	-	-
Commissions	15,112	15,257	45,089	35,965
Royalties	15,000	-	82,000
Total Guardian Alert Direct Costs	55,398	22,757	187,943	48,795
Total Direct Costs	55,398	72,757	187,943	209,519

Sense Technologies Inc. Form 10-Q

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

Overall direct costs for the current three and nine months ending decreased due primarily to no manufacturing costs and reduced royalty expense of the Scope Out® product.

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $0 and $160,723 for the nine month periods ended November 30, 2010 and 2009, respectively, a decrease of 100%. The decrease is primarily attributable to the decrease in cost of sales, manufacturing and research and development costs. Royalty expenses for the quarter ended November 30, 2010 were $0 compared to $150,000 for the quarter ended November 30, 2009.

Direct costs related to Scope Out® for the three month period ended November 30, 2010 and 2009 decreased 100% from $50,000 to $0 due to the decrease in cost of sales, manufacturing costs and research and development costs.  Royalty expenses for the three month period were $0 for 2010 compared to $50,000 in 2009.

Direct costs related to Guardian Alert were $187,943 and $48,975 for the nine month period ending November 30, 2010 and 2009 respectively. This change represents an increase of 284%. Commission expenses were 45,089 and $35,965 for the nine month period ended November 30, 2010 and 2009, respectively. Commission expense increased 25% due to increased sales for the nine months.  Manufacturing expenses were $60,854 and $12,831 for the nine month period ended November 30, 2010 and 2009, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the nine months ended in 2010 represents assembly costs for the sales achieved for the same period.

Direct costs related to Guardian Alert® were $55,398 and $22,757 for the three month period ending November30, 2010 and 2009 respectively. This change represents an increase of 143%. Commission expenses were $15,112 and $15,257 for the three month period ended November 30, 2010 and 2009, respectively. Commission expense decreased slightly for the three months.  Manufacturing expenses were $25,286 and $7,500 for the three month period ended November 30, 2010 and 2009, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2010 represents assembly costs for the sales achieved for the same period.

	Selling, General, and Administrative
	For the three months ended November 30		For the nine months ended November 30
	2010	2009	2010	2009
Advertising and marketing	500	150	1,518	51,808
Consulting fees	(400)	-	29,200	9,500
Contract labor	3,000	1,000	9,000	6,179
Depreciation	2,760	3,575	8,279	10,724
Filing fees	1,195	1,060	5,130	3,550
Insurance	6,707	5,565	20,092	19,634
Interest and bank charges	37,821	43,867	150,821	139,852
Legal and accounting	6,342	9,157	47,323	45,113
Office and miscellaneous	9,882	(49,698)	15,855	106,217
Rent	3,282	17,514	5,001	51,927
Telephone and utilities	14	-	14	1,531
Transfer agent fees	2,748	1,454	5,512	3,770
Travel and automotive	24	1,942	8,674	12,651
Total	73,875	35,586	306,419	462,456

Sense Technologies, Inc. had selling, general and administrative expenses of $306,419 for the nine month period ended November 30, 2010 compared to selling, general and administrative expenses of $462,456 for the nine month period ended November 30, 2009, a 34% decrease in selling, general and administrative expenses from the prior period.

Sense Technologies Inc. Form 10-Q

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

General and administrative expenses of $73,875 for the three month period ended November 30, 2010 compared to selling, general and administrative expenses of $35,586 for the three month period ended November 30, 2009, a 108% increase in selling, general and administrative expenses from the prior period.

Advertising and marketing fees decreased 97% as compared to the prior nine month period. We had marketing fees of $1,518 and $51,808 for the nine month period ended November 30, 2010 and 2009, respectively.

For the three month period advertising and marketing fees increased 233%. We had marketing fees of $500 and $150 for the three month period ended November 30, 2010 and 2009, respectively

The Company determined that prior expenses for marketing and advertising costs related to the sales plan for Scope Out® were not producing results. Management believed it was in the best interest of the company to discontinue these costs. The Company is concentrating on Guardian Alert® sales based on market interest, and in doing so as cost-efficiently as possible, the Company has replaced those costs with a “little-to-no cost” effort of asking existing fleet-customers to refer the Guardian Alert® products to other fleets.  Additionally, the company is paying more in commissions, as previously stated, because of the efforts to incentivize the sales of the Guardian Alert® to fleets.

Legal and accounting fees increased from $45,113 in the nine month period ended November 30, 2009 to $47,323 for the nine month period ended November 30, 2010.

Legal and accounting fees decreased from $9,157 in the three month period ended November 30, 2009 to $6,342 for the three month period ended November 30, 2010.

Office and miscellaneous fees were $15,855 and $106,217 for the nine month period ended November 30, 2010 and 2009, respectively. The decrease was largely due to reduction of expenses for our Phoenix office.

Office and miscellaneous fees were $9,882 and $(49,698) for the three month period ended November 30, 2010 and 2009, respectively. The decrease was largely due to reduction of expenses for our Phoenix office

We had a loss from operations of $299,074 for the quarter ended November  30, 2010, compared to a loss from operations of $549,238 for the quarter ended November 30, 2009, a decrease in loss from operations of $250,164. The decrease in the loss from operations was primarily attributable to the increase in sales of the Guardian Alert® and decrease in expenses related to the closing the Arizona facility.

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

For any sub-licenses of the product, royalties are shared as follows:

OEM/Tier 1 Supplier Sub Licensor:

65% Sense Technologies

35% Inventor

Any other Sub-Licensor:

50% Sense Technologies

50% Inventor

Sense Technologies Inc. Form 10-Q

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

Following summarizes the overall operations results for the nine month period ended November 30:

			Increase	% Increase
	2010	2009	( Decrease)	(decrease)

Sales	195,288	116,193	79,095	68.07
Direct Costs	187,943	209,519	(21,576)	(10.30)
General and Administrative expenses	306,419	462,456	(156,037)	(33.74)
Net Loss	(299,074)	(555,782)	(256,708)	(46.19)
Basic and Diluted Loss per share	( .00)	( .01)

Liquidity and Capital Resources

Our cash position at November 30, 2010 was $5,026 as compared to $709 at February 28, 2010. This increase was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 3,329,419 and 3,791,586 as of November 30, 2010 and February 28, 2010, respectively. If we are unable to raise adequate working capital for fiscal 2010, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2011, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $220,601 in 2010, compared to $164,792 in 2009. The increase in cash used in 2010 was largely due to the increase in inventory related to Guardian Alert.

Net cash provided by financing activities

Net cash provided by financing activities was $224,918 in 2010 compared to net cash provided of $171,954 in 2009.

In 2010, we received $224,000 through subscriptions to private placements of our common shares.

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

Sense Technologies Inc. Form 10-Q

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended November 30, 2010.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended November 30, 2010.

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

SENSE TECHNOLOGIES INC.

Date	Signature

January 19, 2011	/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal executive officer) and Director

Sense Technologies Inc. Form 10-Q

Exhibit 31.1

CERTIFICATIONS

I, Bruce E. Schreiner, certify that:

1.

I have reviewed this report of the fiscal quarter ended November 30, 2010 of Sense Technologies, Inc.

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

January 19, 2011

S/ BRUCE E. SCHREINER
Bruce E. Schreiner, Chief Executive Officer

Sense Technologies Inc. Form 10-Q

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of Sense Technologies Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended November 30, 2010 as filed with the Securities and Exchange Commission (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

January 19, 2011

/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal financial and accounting officer)

Sense Technologies Inc. Form 10-Q