Form 10-K
period 2011-02-28
SENSE TECHNOLOGIES INC
filed 2011-08-03
CIK 1077638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED FEBRUARY 28, 2011

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

At July 25, 2011, there were 92,285,115 shares of common stock outstanding.

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
	Balance Sheets – February 28, 2011 and February 28, 2010
	Statements of Operations- Years Ended February 28, 2011 and February 28, 2010
	Statement of Changes in Stockholders’ Deficit – Years Ended February 28, 2011 and February 28, 2010
	Statements of Cash Flows- Years Ended February 28, 2011 and February 28, 2010

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

Sense Technologies 10 K February 28, 2011

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

Sense Technologies 10 K February 28, 2011

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

Sense Technologies 10 K February 28, 2011

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

Sense Technologies 10 K February 28, 2011

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

Sense Technologies 10 K February 28, 2011

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

Marketing outlets include, but are not limited to, the following:

●

New and used auto dealers

●

AAA Insurance

●

AARP

●

 Mass merchandisers

●

Drugstore chains

●

Insurance companies

●

Rental car companies

●

Electronics stores

●

Supermarket chains

●

Independent auto aftermarket stores

●

OEM market

●

Internet and infomercials

●

QVC and HSN

Sense Technologies 10 K February 28, 2011

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

Sense Technologies 10 K February 28, 2011

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

During 2010, the Company re-negotiated the exclusive license agreement with the Scope Out® inventor.  All prior minimum royalties were eliminated, and accordingly, the Company recorded $602,907 additional capital for a related party write-off.

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

EMPLOYEES

We currently have no employees.  We have hired two independent consultants for purposes of marketing and selling our ScopeOut® products.

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

Sense Technologies 10 K February 28, 2011

ITEM 3.  LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2011.

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

The following table shows the high and low sales prices, in U.S. dollars, of our common stock on the OTC for each quarter within the last two fiscal years:

Quarter Ended	High	Low
February 28, 2011	$0.05	$0.02
November30, 2010	$0.06	$0.02
August 31, 2010	$0.06	$0.03
May 31, 2010	$0.07	$0.02
February 28, 2010	$0.05	$0.05
November 30, 2009	$0.03	$0.03
August 31, 2009	$0.02	$0.02
May 31, 2009	$0.02	$0.02

The above sales prices were based on the closing trades reported on the NASD Over-the-Counter quotation system and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 28, 2011, there were 357 shareholders of record holding 87,951,781 shares of our common stock; as of July 25, 2011, there were 92,285,115 common shares outstanding.

DIVIDENDS

There are no dividend restrictions in the Company.

RECENT SALES OF UNREGISTERED SECURITIES

On March 3, 2010, one investor under Rule 506 of Regulation D, subscribed for 1,000,000 common shares at a price of $.03 per share for total proceeds to the Company of $30,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On March 17, 2010, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On March 17, 2010, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

Sense Technologies 10 K February 28, 2011

On April 9, 2010, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On May 10, 2010, one investor under Rule 506 of Regulation D, subscribed for 100,000 common shares at a price of $.03 per share for total proceeds to the Company of $3,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On May 12, 2010, one investor under Rule 506 of Regulation D, subscribed for 833,334 common shares at a price of $.03 per share for total proceeds to the Company of $25,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On July 13, 2010, one investor under Rule 506 of Regulation D, subscribed for 1,000,000 common shares at a price of $.03 per share for total proceeds to the Company of $30,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On October 2, 2010, one investor under Rule 506 of Regulation D, subscribed for 1,000,000 common shares at a price of $.03 per share for total proceeds to the Company of $30,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On November 1, 2010, one investor under Rule 506 of Regulation D, subscribed for 1,200,000 common shares at a price of $.03 per share for total proceeds to the Company of $36,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On November 10, 2010, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On November 30, 2010, another investor under Rule 506 of Regulation D, subscribed for 333,333 common shares at a price of $.03 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On December 16, 2010, one investor under Rule 506 of Regulation D, subscribed for 4,013,896 common shares at a price of $.03 per share for total proceeds to the Company of $120,414.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On December 16, 2010, one investor under Rule 506 of Regulation D, subscribed for 3,100,000 common shares at a price of $.03 per share for total proceeds to the Company of 93,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On December 17, 2010, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On December 22, 2010, one investor under Rule 506 of Regulation D, subscribed for 1,000,000 common shares at a price of $.03 per share for total proceeds to the Company of $30,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On January 15, 2011, one investor under Rule 506 of Regulation D, subscribed for 666,666 common shares at a price of $.03 per share for total proceeds to the Company of $20,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On January 18, 2011, one investor under Rule 506 of Regulation D, subscribed for 1,000,000 common shares at a price of $.03 per share for total proceeds to the Company of $30,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

All of these shares have been issued.

PREFERRED SHARES

The preferred shares are entitled an annual dividend of $0.10 per share payable on July 31 of each calendar year.

The preferred shares are convertible into common shares of the Company at the rate of one common share for each 0.29 preferred share. Upon conversion, all preferred share rights cease except the right to receive declared and unpaid dividends.

Sense Technologies 10 K February 28, 2011

The preferred shares are redeemable at the option of the Company at the redemption price of $1 per Class A preferred share plus payment of all dividends cumulated thereon.

ITEM 6. SELECTED FINANCIAL DATA

Item 6 is not required for a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the period ended February 28, 2011 and our audited Financial Statements and notes thereto for the period ended February 28, 2010.

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

RESULTS OF OPERATIONS

For the period ended February 28, 2011 as compared to the period ended February 28, 2010.

	2011	2010
Sales - Guardian Alert	235,228	141,550
Sales - Scope Out	-	1,190
Total Sales	235,228	142,740

Sales for the period ended February 28, 2011 increased by 164%. We had revenues of $235,228 and $142,740 for the years ended February 28, 2011 and February 28, 2010, respectively. The sales increase was primarily attributable to our sales related to the Guardian Alert line of product. Guardian Alert unit revenues for the years ended February 28, 2011 and February 28, 2010 were $235,228 and $141,550, respectively, an increase of 166%. This increase was largely due to our increased marketing efforts. ScopeOut® unit revenues for the years ended February 28, 2011 and February 28, 2010 were $nil and $1,190, respectively, a decrease of 100%. This decrease was largely due to our reduced marketing efforts regarding ScopeOut® so we could concentrate on Guardian Alert® sales.  Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

Sense Technologies 10 K February 28, 2011

We continued to market both products but with emphasis on large sales opportunities for Guardian Alert®.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

Direct Cost
	2011	2010
Scope Out Direct Costs
Cost of sales	-	631
Manufacturing expenses	-	-
Research and development	-	2,630
Commissions	-	-
Royalties - related party	104,680	200,000
Write - off of inventory	-	26,981
Total Scope Out Direct Costs	104,680	230,242

Guardian Alert Direct Costs
Cost of sales	-	-
Manufacturing expenses	83,561	28,114
Research and development	-	-
Commissions	55,854	44,745
Royalties - related party	-	-
Write - off of inventory	58,174	-
Total Guardian Alert Direct Costs	197,589	72,859

Total Direct Costs	302,269	303,101

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Management periodically reviews inventory and makes a determination as to whether any inventory is obsolete.  If we determine that certain materials and or products are not in saleable condition and that the likelihood of them being sold is remote, management will make a decision to write off the inventory and or parts of inventory that it deems will not sell.  If previously written-off inventory later sells, costs of sale are significantly lower due to the previous write-off of those costs.  This can materially affect period gross profit ratios.  We made such a determination with respect to our remaining ScopeOut® inventory during the year ended February 28, 2010, and accordingly wrote off that balance.  During the year ended February 28, 2011, the Company wrote off inventory not accounted for during inventory observation.

Direct costs for the period ended February 28, 2011 decreased by .03%. Sense Technologies incurred direct costs of $302,269 and $303,101 for the years ended February 28, 2011 and February 28, 2010, respectively.

Direct costs related to ScopeOut® were $104,680 and $230,242 for the years ended February 28, 2011 and February 28, 2010, respectively, an decrease of 55%. The decrease is primarily attributable to the decrease in royalties paid. The ScopeOut® inventory write off in 2010 was done so because meaningful sales of the product were not being achieved. Cost of Sales were $nil and $631 in the years ended February 28, 2011 and February 28, 2010, respectively. The decrease was due to no sales and also the fact that such inventory cost was written off prior.

ScopeOut® research and development costs decreased from $2,630 in 2010 to $nil  in 2011.  This was due to the no sales of ScopeOut® products.

Direct costs related to Guardian Alert were $197,589 and $72,859 for the years ended February 28, 2011 and February 28, 2010, respectively. This change represents an increase of 271%. The increase is primarily from assembly costs and inventory write-off related to Guardian Alert. Manufacturing expenses incurred were $83,561 and $28,114 for the years ended February 28, 2011 and February 28, 2010, respectively. This increase is attributed to the expenses incurred in 2011 related to the assembly components of the Guardian Alert product line.

Sense Technologies 10 K February 28, 2011

Selling, General, and Administrative
	2011	2010
Advertising and marketing	1,639	51,958
Consulting fees	46,200	17,000
Contract labor	12,000	15,179
Depreciation	11,038	14,296
Filing fees	5,428	4,985
Insurance	26,733	28,252
Interest and bank charges	191,795	200,322
Legal and accounting	58,603	55,704
Wages/Management fees	30,950	19,729
Office and miscellaneous	19,200	191,432
Rent	8,700	102,969
Repairs and maintenance	-	305
Shareholder information and printing	28	3,012
Tax penalties	11,986	-
Telephone and utilities	496	1,531
Transfer agent fees	12,482	6,354
Travel and automotive	10,030	16,258
Total	447,308	729,286

Sense Technologies, Inc. had selling, general and administrative expenses of $447,308 for the year ended February 28, 2011, compared to selling, general and administrative expenses of $729,286 for the year ended February 28, 2010, a decrease in selling, general and administrative expenses of $281,978 from the prior period. The decrease of 39% was mainly due to the elimination of some of the costs attributable to the ScopeOut® sales operations.

Advertising and marketing fees decreased during this fiscal year, $1,639 and $51,958 for the years ended February 28, 2011and February 28, 2010,  respectively.

Consulting fees increased from $17,000 for the year ended February 28, 2010 to $46,200 for the year ended February 28, 2011, an increase of 171%.  The increase was a result of an increase in consulting related to the ScopeOut® product sales.

Sense Technologies, Inc. incurred contract labor expenses of $12,000 compared to $15,179 for the years ended February 28, 2011 and February 28, 2010, respectively. The decrease is a result of expenses relating to outsourcing our bookkeeping and administrative services.

Interest and bank charges decreased slightly in the year ended February 28, 2011 to $191,795 from $200,322 in the year ended February 28, 2010.  This decrease was due to reduced balances on notes outstanding during 2011 and thus decreased interest expense.

Office and miscellaneous fees were $19,200 and $191,432 for the years ended February 28, 2011 and February 28, 2010 respectively. The decrease of 90% was largely due to closing our Arizona office for sales of ScopeOut® product.

Rent expenses decreased to $8,700 in the fiscal year February 28, 2011 from $102,969 in the year ended February 28, 2010. The decrease of 92% was a result of the Company default on a lease and write off security deposit and last months rent in 2010.

Sense Technologies 10 K February 28, 2011

Components of Office and Miscellaneous Expenses and Travel and Automotive Expenses for the  following periods:

                                                                                                                                                     2010                            2010

$

$

Office and Miscellaneous Expenses:

Postage and Delivery

6,600

2,466

Internet Access

-

280

Foreign Exchange

504

(10)

Dues and subscriptions

295

231

Licenses and Permits

157

160

Freight & Delivery

1,035

2,673

Office Supplies

763

803

Payroll Expenses

-

2,351

Supplies

1,745

15,273

Payroll Taxes

866

367

Printing and Reproduction Costs

1,528

-

Deposit write-off

-

69,228

San Tan Development Settlement

-

73,065

General Miscellaneous

     651

                          24,545

     Total

19,200

191,432

Travel and Automotive Expenses:

Guardian Alert Travel

10,030

6,258

ScopeOut travel

 -

-

Arizona Expenses

         -

                           10,000

     Total

10,030

16,258

Our travel costs have been focused on the Guardian Alert® product as opposed to the ScopeOut® in the year ended February 28, 2011 and 2010.

Following summarizes the overall operations results:

		Increase		% Increase
	2011	2010	(Decrease)	(decrease)
	$	$	$
Sales	235,228	142,740	92,488	35%
Direct Costs	302,269	303,101	(832)	0%
General and Administrative expenses Net Loss from Operations	447,308 514,349	729,286 889,647	(281,978)	(61) %

We had a loss from operations of $514,349 for year ended February 28, 2011, compared to a loss from operations of $889,647 for the year ended February 28, 2010, a decrease in loss from operations of $375,298 from the prior year. The decrease in the loss from operations was primarily attributable to the decrease in selling, general and administrative expenses relative to ScopeOut® product sales efforts.

Other Income
	2011	2010
Rental Income	-	6,543

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at February 28, 2011 was $750 as compared to $709 at February 28, 2010. This slight increase was due to the net of our use of cash in operating and investing activities and cash provided by financing activities.

Our net loss of $514,349 for fiscal year 2011 includes non-cash charges of $19,626 for management fees to a Director through the issuance of common stock options and for depreciation expense of $11,038. Our net loss of $883,104 for fiscal year 2010 includes non-cash charges of $19,729 for management fees to directors through the issuance of common stock options and a depreciation expense of $14,296.  Non-cash working capital changes included decreases in inventory, prepaid expenses, and deposits and an increase in accounts receivable, accounts payable, accrued expenses and advances payable. The net cash used in operating activities for fiscal 2011 was $475,781 as compared to $259,155 for fiscal year 2010.

Sense Technologies 10 K February 28, 2011

We have generated only limited revenues to date, have a working capital deficit of $3,221,791 as of February 28, 2011, compared to $3,841,036 as of February 28, 2010. If we are unable to raise adequate working capital for fiscal 2011, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2012, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $475,781 during fiscal year 2011, compared to $259,155 during fiscal 2010. The increase in cash used in fiscal 2011 was primarily due to the following factors:

(i)	Purchase of new inventory
(ii)	Write-off of deposits related to the Arizona office and ScopeOut® product.

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

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $0 during fiscal year 2011 and 2010.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $475,822 during fiscal year 2011 compared to net cash provided of $259,219 during fiscal year 2010.

During fiscal year 2011, we received $532,414 through subscriptions to private placements of our common shares. In the fiscal 2010, we had received $282,000 through subscriptions to private placements of our common shares and $18,000 through the issuance of promissory notes receivable.

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

$
Engineering, research and development	30,000
General and administrative	300,000
Debt repayment	100,000
General Working Capital (1)	570,000
TOTAL	1,000,000

Sense Technologies 10 K February 28, 2011

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

Sense Technologies 10 K February 28, 2011

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sense Technologies, Inc.

We have audited the accompanying balance sheets of Sense Technologies, Inc. as of February 28, 2011 and February 28, 2010, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sense Technologies, Inc. as of February 28, 2011and February 28, 2010, and the results of its operations, changes in stockholders' equity deficiency and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

August 3, 2011

Sense Technologies 10 K February 28, 2011

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of February 28, 2011 and February 28, 2010
(Stated in US Dollars)

	February 28, 2011	February 28, 2010

ASSETS
Current
Cash	$750	$709
Accounts Receivable	1,134	7,034
Accounts Receivable–Related Party	2,532	2,532
Inventory	171,365	-
Prepaids	11,131	8,974
Total Current Assets	186,912	19,249
Deposit	800	-
Equipment – Net of accumulated depreciation of $104,346 and $93,308 at February 28, 2011 and February 28, 2010, respectively	38,361	49,399
Intangible assets	51	51
Total Assets	$226,124	$68,699
LIABILITIES
Current
Bank overdraft	$8,485	$-
Accounts payable	341,932	251,055
Accounts payable-related party	43,950	47,284
Accrued expenses	1,176,935	1,267,461
Accrued expenses-related party	70,811	551,639
Notes payable	461,380	472,062
Notes payable-related party	386,590	432,500
Advances payable – related entity	67,850	19,105
Dividends payable	266,323	234,732
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,408,703	3,860,285

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at February 28, 2011
(February 28, 2010: 315,914)	315,914	315,914
Common stock, without par value 100,000,000 shares authorized,
87,951,781 shares issued at February 28, 2011(February 28, 2010: 66,804,651)	14,392,215	13,135,268
Common stock subscribed – Note 8	88,889	190,889
Deficit	(17,979,597)	(17,433,657)
Total Stockholders’ Deficiency	(3,182,579)	(3,791,586)
Total Liabilities and Stockholders’ Deficiency	$226,124	$68,699

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies 10 K February 28, 2011

SENSE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
for the twelve months ended February 28, 2011 and February 28, 2010
(Stated in US Dollars)

	For the years ended
	February 28,	February 28,
	2011	2010
Sales	$235,228	$142,740

Direct Costs	302,269	303,101

Gross Profit	(67,041)	(160,361)

Operating Expenses
Advertising and marketing	1,639	51,958
Consulting fees	46,200	17,000
Contract labor	12,000	15,179
Depreciation	11,038	14,296
Filing fees	5,428	4,985
Financing fees	-	-
Insurance	26,733	28,252
Bank charges	3,047	4,559
Legal and accounting	58,603	55,704
Wages	30,950	19,729
Office and miscellaneous	19,200	191,432
Rent	8,700	102,969
Repairs and maintenance	-	305
Shareholder information and printing	28	3,012
Tax penalties	11,986	-
Telephone and utilities	496	1,531
Transfer agent fees	12,482	6,354
Travel and automotive	10,030	16,258
	258,560	533,523
Net operating loss	(325,601)	(693,884)

Other Income and (Expenses)
Rental income	-	6,543
Interest Expense	(188,748)	(195,763)
	(188,748)	(189,220)

Net loss	(514,349)	(883,104)

Preferred dividends, paid or accrued	31,591	31,591

Net loss attributable to common stockholders	$(545,940)	$(914,695)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average number of shares outstanding
	73,966,641	64,195,884

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENT

Sense Technologies 10 K February 28, 2011

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
for the twelve months ended February 28, 2011 and February 28, 2010
(Stated in US Dollars)

		2011	2010
Operating Activities
Net loss for the period	$	(514,349)	$(883,104)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation		11,038	14,296
Common shares issued for services		19,626	19,729
Common shares issued for reduction in note payable and accrued interest		213,414	-
Changes in non-cash working capital balances related to operations:
Accounts Receivable		5,900	(7,034)
Inventory		(171,365)	27,611
Prepaids		(2,157)	5,371
Deposits		(800)	84,928
Accounts payable		96,029	19,034
Accrued expenses		31,552	440,908
Advances payable		48,745	19,105
Net cash used in operating activities		(262,367)	(259,155)
Financing Activities
Borrowing on notes payable		42,775	41,056
Repayment on notes payable		(99,367)	(56,975)
Repayment on bank indebtedness		-	(6,862)
Proceeds from common share subscriptions		319,000	282,000
Net cash provided by financing activities		262,408	259,219

Increase in cash during the period		41	64

Cash, beginning of period		709	645

Cash, end of period		$750	$709

Supplemental Disclosures of Cash Flow Information:

Accrual of Preferred Stock Dividend		$31,591	$31,591
Forgiveness of Related Party Accrual		$602,907	$-

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENT

Sense Technologies 10 K February 28, 2011

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period ended February 28, 2011 and February 28, 2010
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common Stock Subscribed	Accumulated Deficit	Total
	Issued Shares	Amount	Issued Shares	Amount

Balance, February 28, 2009	62,204,651	$12,903,039	315,914	$315,914	$121,389	$(16,518,962)	$(3,178,620)
Common share subscriptions	-	-	-	-	282,000	-	282,000
Common stock issued	4,600,000	212,500	-	-	(212,500)	-	-
Dividends	-	-	-	-	-	(31,591)	(31,591)
Options Issued to Directors	-	19,729	-	-	-	-	19,729
Net loss for the period	-	-	-	-	-	(883,104)	(883,104)

Balance, February 28, 2010	66,804,651	13,135,268	315,914	315,914	190,889	(17,433,657)	(3,791,586)
Common share subscriptions	-	-	-	-	224,000	-	224,000
Common stock issued	21,147,130	634,414	-	-	(326,000)	-	308,414
Write-off of related party gain on conversion of debt	-	71,138	-	-	-	-	71,138
Forgiveness of related party royalties	-	523,335	-	-	-	-	523,335
Write-off gain on forgiveness of related party accounts payable	-	8,434	-	-	-	-	8,434
Dividends	-	-	-	-	-	(31,591)	(31,591)
Options Issued to Directors	-	19,626	-	-	-	-	19,626
Net income (loss) for the period	-	-	-	-	-	(514,349)	(514,349)
Balance, February 28, 2011	87,951,781	$14,392,215	315,914	$315,914	$88,889	$(17,979,597)	$(3,182,579)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Sense Technologies 10 K February 28, 2011

SENSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

_______________________________________

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

During the years ended February 28, 2011 and February 28 2010, the Company had assets and generated sales primarily in the United States of America.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  We had no cash equivalents at either February 28, 2011 or February 28, 2010.

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

Accounts Receivable

Accounts Receivable are stated at the amounts management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon it’s assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written of through a charge to the valuation allowance and a credit to accounts receivable. Total Allowance for Doubtful Accounts during the years ended 2011 and 2010 was zero and zero, respectfully. The net Accounts Receivable is $3,666 and $9,566 at February 28, 2011 and February 28, 2010, respectively.  Balances due from related parties are classified as such on the balance sheet.

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

Sense Technologies 10 K February 28, 2011

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

For the year ended February 28, 2011, potentially dilutive common shares relating to options, convertible promissory notes payable and convertible preferred shares outstanding totaling 4,957,199 (2010 – 4,957,199) were not included in the computation of loss per share because the effect was anti-dilutive.

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

Sense Technologies 10 K February 28, 2011

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

The following presents the gross value of assets and liabilities that are measured and recognized at fair value on a non-recurring basis at February 28, 2011.

Level 1:  none

Level 2:  none

Level 3:  Convertible promissory notes payable:  $584,447

There were no gains or losses in fair value during the years ended February 28, 2011 or February 28, 2010.

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

Sense Technologies 10 K February 28, 2011

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

NOTE 2 – GOING CONCERN

At February 28, 2011, the Company had not yet achieved profitable operations, had an accumulated deficit of $17,979,597 (2010 - $17,433,657) since its inception and incurred a net loss of $514,349 (2010 - $ 883,104) for the year and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2012 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – EQUIPMENT

The following is a summary of this category, including estimated useful lives of the assets:

	February 28, 2011 $	February 28 2010 $
Computer Equipment (5 yrs)	38,297	38,297
Furniture and Fixtures (7 yrs)	11,217	11,217
Testing Equipment (5 yrs)	27,137	27,137
Product Molds (7 yrs)	66,056	66,056
Subtotal	142,707	142,707
Less: Accumulated Depreciation	(104,346)	(93,308)
Total	38,361	49,399

NOTE 4 – INTANGIBLES

Intangible assets are comprised as follows:

	February 28, 2011 $	February 28, 2010 $
Guardian Alert License	50	50
Net carrying cost
Scope Out Mirror License	1	1
Net carrying cost	51	51

Sense Technologies 10 K February 28, 2011

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

At February 28, 2011, the royalty payable - related party to the Guardian Alert License was $480,000 (2010: $480,000). We intend to repay these payables upon successful completion of our business plan and raising of capital via debt or equity instruments.

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

During the year ended February 28, 2011, the Company accrued $nil (2010: $200,000) in respect of the royalty owed in respect of the ScopeOut® Mirror License agreement.  Under the terms and conditions of the license agreement, the Company is obligated to pay interest on the outstanding royalty payable to the extent that the minimum royalties due under the agreement have not been paid and is calculated at a rate of 8% per annum. As of February 28, 2011, the Company has accrued $59,929 as interest payable.  The Company had been unable to make this payment timely, causing the license to revert to non-exclusive.

During 2010, the Company re-negotiated the exclusive license agreement with the Scope Out® inventor.  All prior minimum royalties were eliminated, and accordingly, the Company recorded $602,907 additional capital for a related party write-off.

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

60,000 units

End of calendar year containing the fourth anniversary:

110,000 units

End of calendar year containing the fifth anniversary and thereafter:

125,000 units

No royalties are currently accrued as we have not yet reached the end of the calendar year containing the second anniversary.

Sense Technologies 10 K February 28, 2011

Such “calendar year” commencing the minimum royalties to retain exclusivity is the first year within which an Original Equipment Manufacturer (OEM) and/or Tier 1 manufacturer sub-licenses the Scope Out® product.

For any sub-licenses of the product, royalties are shared as follows:

OEM/Tier 1 Supplier Sub Licensor:

65% Sense Technologies

35% Inventor

Any other Sub-Licensor:

50% Sense Technologies

50% Inventor

The following table presents the changes in the accrued royalties – related party balance from February 28, 2011 to February 28, 2010:

Guardian Alert	February 28, 2011 $	February 28, 2010 $
Beginning balance	480,000	480,000
Accrued	-	-
Paid	-	-
Total Guardian Alert	480,000	480,000
Scope Out
Beginning balance	473,334	273,334
Accrued	-	200,000
Write – off	(473,334)	-
	-	473,334
Total Accrued Royalties	480,000	953,334

NOTE 5 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	February 28, 2011 $	February 28, 2010 $
Bank overdraft	8,435	-
Accounts payable	341,932	251,055
Accounts payable – related party	43,950	47,284
Detail of Accrued Expenses:
Lease Settlement	45,065	69,065
Accrued royalties payable Guardian Alert – related party	480,000	480,000
Accrued interest payable	453,568	533,327
Accrued non-resident withholding taxes, including accrued interest	143,136	133,052
Credit card	4,119	-
Accrued taxes payable	51,047	52,017
Total accrued expenses	1,176,935	1,267,461

Detail of Accrued Expense – Related party:
Accrued royalties payable ScopeOut – related party	-	473,334
Accrued payroll – related party	53,694	53,694
Other accrued liabilities – related party	17,117	-
Accrued taxes payable – related party	-	24,611
Total accrued expenses – related party	70,811	551,639

Sense Technologies 10 K February 28, 2011

As of February 28, 2011, included in the trade payables  is $33,495 (2010: $33,495) and $10,455 (2010: $13,789) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (2010: $480,000) owing to stockholders of the Company  in respect of royalties payable, $nil (2010: $473,334) owing to a director of the Company in respect of royalties payable and $53,694 (2010: $53,694) owing to the former president of the Company in respect of unpaid wages.

At February 28, 2011, advances payable of $67,850  (2010: $19,105) are due to a company controlled by a director of the Company.

At February 28, 2011, promissory notes payable of $386,590 (2010:  $432,500) is due to a profit sharing and retirement plan which is administered by a director of the Company.

The accounts payable and advances payable are unsecured, non-interest bearing and have no specific terms of repayment. Sense Technologies, Inc. plans to use the funds from sales, and if we are able to raise funds through equity issuances, to fund the payment of delinquent liabilities.

The Company is in arrears with respect to seven notes payable totaling $584,447.

NOTE 6 – ROYALTIES PAYABLE

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

During 2010, the Company re-negotiated the exclusive license agreement with the Scope Out® inventor.  All prior minimum royalties were eliminated, and accordingly, the Company recorded $602,907 additional capital for a related party write-off.

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

60,000 units

End of calendar year containing the fourth anniversary:

110,000 units

End of calendar year containing the fifth anniversary and thereafter:

125,000 units

No royalties are currently accrued as we have not yet reached the end of the calendar year containing the second anniversary.

Such “calendar year” commencing the minimum royalties to retain exclusivity is the first year within which an Original Equipment Manufacturer (OEM) and/or Tier 1 manufacturer sub-licenses the Scope Out® product.

For any sub-licenses of the product, royalties are shared as follows:

OEM/Tier 1 Supplier Sub Licensor:

65% Sense Technologies

35% Inventor

Any other Sub-Licensor:

50% Sense Technologies

50% Inventor

The current royalties accrued for Scope Out royalties are $nil and $473,334 as of February 28, 2011 and February 28, 2010, respectively.

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

Sense Technologies 10 K February 28, 2011

In order to retain the exclusive right to this license we incurred minimum royalty fees. Because we were unable to pay these fees, we accrued the royalties as a payable. Royalties accruals were ceased in 2004 and rights of exclusivity were forfeited. Royalties payable to Guardian Alert are $480,000 and $480,000 as of February 28, 2011 and February 28, 2010, respectively.

NOTE 7 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	February 28, 2011 $	February 28, 2010 $
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between August 2011 and July, 2012.	243,000	236,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due December 15, 2011.	384,590	432,500
Promissory note payable, personally guaranteed by a director of the Company, maturing on October 15, 2010. The note is repayable in monthly principal and interest payments of $2,149.	-	25,785
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due January 12, 2012	10,000	10,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2011	10,000	10,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 7.5% per annum and maturing on March 22, 2011.	94,000	85,000
Finance agreement on directors and officers liability policy, bearing interest at 5.25%, maturing May 23, 2010. This agreement is repayable in monthly principal and interest payments of $1,887.	4,380	5,277
Promissory note payable, no stated interest or maturity date	100,000	100,000
Promissory note payable, no stated interest or maturity date	2,000	-
	847,970	904,562
Less: current portion	(847,970)	(904,562)
Long-term portion	-	-

	February 28, 2011 $	February 28, 2010 $

Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demean for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 28, 2011 and February 28, 2010, these notes were in arrears.	534,447	534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	584,447	584,447

The Company is in arrears with respect to seven notes payable totaling $584,447.

Sense Technologies 10 K February 28, 2011

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

Dividends on preferred shares are payable annually on July 31 of each year.  During the year ended February 28, 2011, the Company accrued dividends payable of $31,591 (2010: $31,591). Dividends are currently accruing and total $266,323.

NOTE 9 – COMMON STOCK

a)

Common stock subscribed

During the year ended February 28, 2011, the company issued 102,000 shares of common stock previously subscribed.

b)

Common stock issued for cash

During the year ended February28, 2011, the company issued 21,147,130 shares of common stock for cash proceeds of $319,000.

c)

Common Stock issued for Services

During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 2,500,000 common shares for past services provided.  The fair value of each common share was $0.08 on the grant date.  The shares, fully vested and non-forfeitable on the grant date, were issued in 2009.  This balance is presented as Common Stock as of February 28, 2010.  Further, in connection with a consulting services agreement, the Company also committed to issue 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on the quoted market price of the Company’s common shares.  This balance is presented as Common Stock Subscribed as of February 28, 2010 and these shares were issued for services during the fiscal year ended February 28, 2011.

d)

Common stock issued for repayment of note payable

During the year ended February 28, 2011, the company issued 7,113,796 shares of common stock for reduction in note payable – related party and accrued interest of $213,414.

e)

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

Sense Technologies 10 K February 28, 2011

	February 28, 2011
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	2,000,000	$0.04
Issued during the year	1,000,000	0.03
Outstanding and exercisable, February 28, 2011	3,000,000	$0.04
	February 28, 2010
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	2,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, February 28, 2010	2,000,000	$0.04

The weighted average remaining contractual life of the share purchase options at February 28, 2011 is 4 years (February 28, 2010: 4 years).

For the year ended February 28, 2010, the Company granted a total of 1,000,000 options expiring on December 31, 2014 to the directors of the Company.  These options vested at the grant date with exercise price of $0.03 per share.  The fair value of these options was $0.02 per share, totaling $19,729 which was recognized as management fee in the year ended February 28, 2010.  For the year ended February 28, 2011, the Company granted a total of 1,000,000 options expiring on December 31, 2015 to a director of the Company.  These options vested at the grant date with exercise price of $0.03 per share.  The fair value of these options was $0.03 per share, $19,626 was recognized as management fee in the year ended February 28, 2011. The fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:

	2011	2010
Expected dividend yield	0.0%	0.0%
Expected volatility	306.11%	320.57%
Risk-free interest rate	1.07%	1.35%
Expected term in years	2.5	2.5

As at February 28, 2011, the unamortized compensation expense on the outstanding options was $19,626 (2010: $19,729).

At February 28, 2011, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date

1,000,000	$0.05	December 31, 2012
1,000.000	$0.03	December 31, 2014
1,000,000	$0.03	December 31, 2015

Warrants

As of February 28, 2011 and February 28, 2010, the Company had no outstanding warrants.

Sense Technologies 10 K February 28, 2011

NOTE 10 - LEASE

The Company has a commercial lease for real estate.  Rent expense for years ended February 28, 2011 and 2010 was $8,700 and $nil, respectively.  The terms of the lease range from October 1, 2010 through October 31, 2012.

Future minimum lease payments under this agreement as of February 28, 2011 are as follows:

Years Ending February 28,	$
2012	11,160
2013	7,440
2014	-
2015	-
2016	-

NOTE 11 – INCOME TAXES

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	February 28, 2011	February 28 2010
	(35.00%)	(35.00%)
Net operating loss carry forwards	$ 2,673,589	$ 2,493,531
Valuation allowance for deferred tax assets	(2,673,589)	(2,493,531)
Net deferred tax assets	$ -	$ -

As of February 28, 2011, the Company had net operating loss carry forwards of approximately $7,638,827 available to offset future taxable income.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both February 28, 2011 and February 28, 2010.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  All our tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statute of limitation.  The Company currently has no tax years under examination.

Based on the management’s assessment of pronouncements, they concluded that no significant impact on the Company’s results of operations or financial position, and required no adjustment to the opening balance sheet accounts.   The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of February 28, 2011. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company is in arrears on filing its statutory income tax returns and is therefore has estimated the expected amount of loss carry forwards available once the outstanding returns are filed.  The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

NOTE 12 – LAWSUIT SETTLEMENT

In August 2009 the company settled litigation related to breach of lease and past due rent for $73,065.  Prior to February 28, 2011 the company paid $28,000 of this judgment.  The remaining balance of $45,065 is presented as Accrued Expenses as of February 28, 2011.

Sense Technologies 10 K February 28, 2011

NOTE 13 - CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 90% of the Company’s revenues are obtained from two (2) customers and one of these customers represents a significant portion of the accounts receivable.  The Company is exposed to significant sales and accounts receivable concentration.  Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the year ended February 28, 2011, two (2) customers accounted for approximately 90% of revenue.  For the year ended February 28, 2010 these two (2) customers accounted for 85% of revenue.

As of February 28, 2011, two (2) customers accounted for 68%, 32%, respectively, of the outstanding accounts receivable.  As of February 28, 2011, there were $1,134 of accounts receivable.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of February 28, 2011 and February 29, 2010 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:

30,000 units

End of calendar year containing the third anniversary:

60,000 units

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 3, 2011, the date of which the financial statements were available to be issued.

Subsequent to year end, 4,333,334 shares of common stock were subscribed and issued for $130,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

There were no changes in accountants and no disagreements exist with respect to any matter for the years ending February 28, 2010 and February 28, 2011.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of February 28, 2011, and we have concluded our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

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

Sense Technologies 10 K February 28, 2011

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of February 28, 2011.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of February 28, 2011 due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

In connection with the preparation of our financial statements for the year ended February 28, 2010, certain significant deficiencies in internal control became evident to management, including:

Significant Deficiencies Identified

(i)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended February 28, 2011, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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

Our company's accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's February 28, 2011 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

Sense Technologies 10 K February 28, 2011

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages, and business experience for at least the past five years and positions of the directors and executive officers of the Company as of July 25, 2011, are as follows. The Company’s board of directors consists of three directors. All directors serve until the next annual meeting of the Company’s stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

Set forth below are the names, ages and positions of the executive officers and directors of the Company.

Name	Age	Position	Position Held Since
Bruce E. Schreiner	56	Director, President, CEO, & CFO	August 10, 1993
James R. Iman	65	Director	June 21, 2004
Robert Doviak	51	Director	November 15, 2007
Brian Bangs	33	Director	August 16, 2010

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

Sense Technologies 10 K February 28, 2011

BRIAN BANGS, Director.  Mr. Bangs received a Bachelor’s of Science in Business Administration Degree with an emphasis in accounting from the University of Nebraska-Lincoln in 1999 and a Master’s of Professional Accountancy Degree from the University of Nebraska-Lincoln in 2000.  Mr. Bangs is presently a partner in Bangs & Stewart, CPAs, LLC that he co-founded in 2000.

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

AUDIT COMMITTEE

The Audit Committee considers the selection and retention of independent auditors and reviews the scope and results of the audit. In addition, it reviews the adequacy of internal accounting, financial and operating controls and reviews Sense's financial reporting compliance procedures. The members of the Audit Committee are Robert Doviak, Brian Bangs and Bruce Schreiner.

In the course of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended February 28, 2011; (2) received a report from M&K CPAS, PLLC, our independent auditors, on the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees”; (3) received the written disclosures and the letter from the auditors required by Independence Standards Board Statement No. 1, “Independence Discussions with Audit Committee”; and (4) considered whether the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Based on the foregoing review and discussions, the board has concluded that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended February 28, 2011 filed with the SEC.

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth all information concerning the total compensation of Sense’s president, chief executive officer, chief financial officer, and the three other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to Sense Technologies, Inc. in all capacities for the year ended February 28, 2011.

Sense Technologies 10 K February 28, 2011

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compens- ation ($)	Total ($)
Bruce Schreiner, President, Chief Executive Officer, Chief Financial Officer	2010 2011	None None	None None	None None	None None	None None	None None	None None	None None

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED LAST TWO FINANCIAL YEARS

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers and directors are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bruce Schreiner, President, CEO and Director	Nil	Nil	Nil	Nil	Nil	Nil	N/A	N/A	N/A
Robert Doviak, Director	500,000 500,000	Nil Nil	Nil Nil	$0.03 $0.05	December 31, 2014 December 31, 2012	N/A N/A	N/A N/A	N/A N/A	N/A N/A
James Iman, Director	500,000 500,000	Nil Nil	Nil Nil	$0.03 $0.05	December 31, 2014 December 31, 2012	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Brian Bangs, Director	1,000,000	Nil	Nil	$0.03	December 31, 2014	N/A	N/A	N/A	N/A

AGGREGATED OPTION/SAR EXERCISES DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES

There were no stock options exercised during the Company’s fiscal year ended February 28, 2011.

TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS

There are currently no employment contracts in place with the Directors and Officers of Sense. .

Sense Technologies 10 K February 28, 2011

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

Director, Brian Bangs received options to purchase 1,000,000 shares of common stock of Sense Technologies for $.03 a five year period, until December 31, 2014 as compensation for the year ended February 28, 2011 for services provided as a Director or member of a committee of the Board of Directors.  He received no cash compensation.  Value of the options granted this director during the year ended February 28, 2011 was $19,626.  The stock options were accounted for under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation.  The fair value of stock options was estimated using a Black-Scholes option valuation model.  This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award.  See Note 10 to our February 28, 2011 financial statements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information respecting our compensation plans as at February 28, 2010 under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	1.000,000 2,000,000	$.05 $.03
Total	3,000,000	$.04

On July 25, 2011, there were 92,285,115 shares of our common stock (the "Common Stock"), issued and outstanding, each share carrying the right to one vote, and 315,914 Class A” Preferred Shares.  The Class “A” Preferred Shares are non-voting.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of July 25, 2011, by

(i)

each person or entity known by Sense to beneficially own more than 5% of the Common Stock;

(ii)

 each Director of Sense;

(iii)

each of the named Executive Officers of Sense; and

(iv)

all Directors and Executive Officers as a group.

Sense Technologies 10 K February 28, 2011

Except as noted in the following table, Sense believes that the beneficial owners of the Common Stock listed below have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership [1]	Percent of Class [2]
Bruce E. Schreiner, Director 3535 Grassridge Drive Grand Island, Nebraska 68803	7,698,634	8.34%
James Iman, Director 2601 Ridgmar Plaza Suite 201 Fort Worth TX 76116	1,150,000	0.12%
Robert Doviak 13237 Montfort Drive Dallas TX 75240	1,090,350	0.12%
Brian Bangs 116 E 9th Street Wood River, NE 68883	1,500,00	0.16%
All directors and officers as a group (4 persons)	11,438,984	12.40%

(1)

Based upon information furnished to Sense by the Directors, Executive Officers or beneficial holders, or obtained from the stock transfer agent of Sense, or obtained from insider reports.

(2)

Based upon a total of 92,285,115 shares of common stock currently issued and outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the year ended February 28, 2011, we incurred interest charges in the amount of $50,702.25 on promissory notes payable to the Schroeder & Schreiner P.C. 401(K) Profit Sharing Plan administered by Bruce Schreiner.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit of our financial statements as at February 28, 2010 and February 28, 2011 and for the years then ended was carried out by M&K CPAS, PLLC.  The fees for services provided to us in each of the fiscal years ended February 28, 2010 and February 28, 2011 were as follows:

Fees	2010	2011
Audit fees	$33,650	$24,450
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

Sense Technologies 10 K February 28, 2011

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

Sense Technologies 10 K February 28, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2011.

SENSE TECHNOLOGIES INC.

By:  /s/ Bruce E. Schreiner

Bruce E. Schreiner

President, Chief Executive Officer,

Chief Financial Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:

Title:

Date:

/s/ Bruce E. Schreiner

Chief Executive Officer, President

August 3, 2011

Bruce E. Schreiner

Director and Chief Financial Officer

/s/ James R. Iman

Director

August 3, 2011

James R. Iman

/s/ Bob Doviak

Director, Secretary

August 3, 2011

Bob Doviak

Sense Technologies 10 K February 28, 2011

Exhibit 31.1

CERTIFICATION

 PURSUANT TO RULE 13a-14(a) OR 15d-14(a)

 OF THE U.S. SECURITIES EXCHANGE ACT OF 1934

I, Bruce E. Schreiner, certify that:

1.  I have reviewed this report for the fiscal year ended February 28, 2011 of Sense Technologies Inc.

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

By: “Bruce E. Schreiner”

Bruce E. Schreiner

Dated:  August 3, 2011

President and Principal Financial Officer

Sense Technologies 10 K February 28, 2011

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S. SECURITIES EXCHANGE ACT OF 1934

In connection with the Annual Report of Sense Technologies Inc. (the "Company") on Form 10-K for the fiscal year ended February 28, 2011 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 3, 2011

By: “Bruce E. Schreiner”

Bruce E. Schreiner

President and Principal Financial Officer

Sense Technologies 10 K February 28, 2011