Form 10-Q
period 2011-05-31
SENSE TECHNOLOGIES INC
filed 2011-09-01
CIK 1077638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2011
Common Stock	92,285,115 shares

TABLE OF CONTENTS

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

May 31, 2011

(Stated in US Dollars)

( Unaudited )

Form 10-Q

SENSE TECHNOLOGIES INC.

 BALANCE SHEETS

 As of May 31, 2011 and February 28, 2011

 (Stated in US Dollars)

 (Unaudited)

	May 31,	February 28,
	2011	2011
ASSETS
Current
Cash	$887	$750
Accounts receivable	6,773	1,134
Accounts receivable – related party	2,532	2,532
Inventory	204,086	171,365
Prepaids	11,662	11,131
Total Current Assets	225,940	186,912

Equipment – Net of accumulated depreciation of $96,068 and $104,346 at May 31, 2011 and February 28, 2011, respectively	35,602	38,361
Deposits	800	800
Intangible assets	51	51
Total Assets	$262,393	$226,124

LIABILITIES
Current
Bank overdraft	$-	$8,485
Accounts payable	349,420	341,932
Accounts payable – related party	39,873	43,950
Accrued expenses	1,195,901	1,176,935
Accrued expenses – related party	70,811	70,811
Notes payable	464,028	461,380
Notes payable – related party	399,590	386,590
Advances payable – related entity	27,132	67,850
Dividends payable	274,222	266,323
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,405,424	3,408,703

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share, 20,000,000 shares authorized, 315,914 shares issued
at May 31, 2010 (February 28, 2010: 315,914)	315,914	315,914
Common stock, without par value 100,000,000 shares authorized,
87,951,781 shares issued and outstanding at May 31, 2011 (February 28, 2011: 87,951,781)	14,392,215	14,392,215
Common stock subscribed	218,889	88,889
Retained Deficit	(18,070,049)	(17,979,597)
Total Stockholders’ Deficiency	(3,143,031)	(3,182,579)
Total Liabilities and Stockholders’ Deficiency	$262,393	$226,124

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Form 10-Q

SENSE TECHNOLOGIES INC.

 INTERIM STATEMENTS OF LOSS

 for the three months ended May 31, 2011 and 2010

 (Stated in US Dollars)

 (Unaudited)

	Three months ended
	May 31,
	2011	2010
Sales	$51,809	$46,125
Direct costs
Cost of sales	10,779	-
Manufacturing expenses	7,685	10,253
Research and development	3,000	-
Commissions	12,027	8,227
Royalties – Related parties	15,962	50,000
	49,453	68,480
	2,356	(22,355)
Expenses
Advertising and marketing	2,806	-
Consulting fees	16,000	22,700
Contract labor	3,000	3,000
Depreciation	2,760	2,760
Filing fees	223	3,735
Insurance	6,634	6,769
Bank charges	792	597
Legal and accounting	1,144	10,620
Office and miscellaneous	2,613	3,416
Rent	3,742	816
Repairs and maintenance	-	-
Telephone and utilities	84	-
Transfer agent fees	1,171	2,764
Travel and automotive	4,042	1,357
	45,011	58,534
Net Operating Loss	(42,655)	(80,889)

Interest Expense	39,899	74,493

Net Loss	(82,554)	(155,382)

Preferred dividends, paid or accrued	7,898	7,898

Net loss attributable to common stockholders	$(90,452)	$(163,280)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	87,951,781	66,804,651

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Form 10-Q

SENSE TECHNOLOGIES INC.

 INTERIM STATEMENTS OF CASH FLOWS

 for the three months ended May 31, 2011 and 2010

 (Stated in US Dollars)

 (Unaudited)

	Three Months Ended May 31, 2011	Three Months Ended May 31, 2010
Operating Activities
Net loss for the period	$(82,554)	$(155,382)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation	2,760	2,760
Changes in non-cash working capital balances related to operations:
Accounts receivable	(5,639)	(23,816)
Inventory	(32,721)	-
Prepaids	(531)	(1,359)
Accounts payable and accrued liabilities	(26,827)	66,620

Net cash used by operating activities	(145,512)	(111,177)

Financing Activities
Borrowing on debt	22,612	25,064
Payments on debt	(6,963)	(17,596)
Proceeds from common share subscriptions	130,000	103,000

Net cash provided by financing activities	145,649	110,468

Increase (Decrease) in cash during the period	137	(709)

Cash, beginning of period	750	709

Cash, end of period	$887	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest

 4,955

19,693

Preferred dividends accrued

7,898

7,898

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Form 10-Q

SENSE TECHNOLOGIES INC.

 STATEMENT OF STOCKHOLDERS’ DEFICIENCY

 for the period ended May 31, 2011

 (Stated in US Dollars)

 (Unaudited)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Deficit	Total

Balance, February 28, 2010	66,804,651	$13,135,268	315,914	$315,914	$190,889	$(17,433,657)	$(3,791,586)
Common Stock issued	21,147,130	634,414	-	-	(102,000)	-	532,414
Options Issued to Directors	-	19,626	-	-		-	19,626
Dividends	-	-	-	-	-	(31,591)	(31,591)
Write-off of related party gain on conversion of debt	-	71,138	-	-	-	-	71,138
Forgiveness of related party royalties	-	523,335	-	-	-	-	523,335
Write-off gain on forgiveness of related party accounts payable	-	8,434	-	-	-	-	8,434
Net loss for the period	-	-	-	-	-	(514,349)	(514,349)

Balance, February 28, 2011	87,951,781	14,392,215	315,914	315,914	88,889	(17,979,597)	(3,182,579)
Common Stock Subscribed	-	-	-	-	130,000	-	130,000
Dividends						(7,898)	(7,898)
Net loss for the period						(82,554)	(82,554)
Balance, May 31, 2011	87,951,781	$14,392,215	315,194	$315,914	$218,889	$(18,070,049)	$(3,143,031)

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

While the information presented in the accompanying three months to May 31, 2011 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2011.

SIGNIFICANT ACCOUNITNG  POLICIES:

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

Note 2

GOING CONCERN

At May 31, 2011, the Company had not yet achieved profitable operations, had an accumulated deficit of $18,070,049 (February 28, 2011 - $17,979,597) since its inception and incurred a net loss of $82,554 (2010 - $ 155,382) for the three months ended May 31, 2011 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2012 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Form 10-Q

Note 3

COMMON STOCK

a)

Commitments:

Stock-based Compensation Plan

	May 31,		February 28,
	2011		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding and exercisable
beginning of period	3,000,000	$0.04	2,000,000	$0.04
Expired	-	-	-	-
Outstanding and exercisable
end of the period	3,000,000	$0.04	2,000,000	$0.04

At May 31, 2011, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date
1,000,000	$0.05	December 31, 2012
1,000,000	$0.03	December 31, 2014
1,000,000	$0.03	December 31, 2015

Common Shares Subscribed

As of May 31, 2011, the Company has received $130,000 in respect of private placements of 4,333,334 common shares at $.03 per share.

Note 4	RELATED PARTY TRANSACTIONS
	The Company incurred the following items with directors and companies with common directors and shareholders:
		May 31,
		2011	2010
	Royalties	$-	$50,000
	Interest expense	$34,193	$41,364

As of May 31, 2011, included in accounts payable is $33,495 (February 28, 2011: $33,495) owing to an accounting firm in which a director of the Company is a partner and $6,378 (February 28, 2011: $10,455) to a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 28, 2011: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 28, 2010: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of May 31, 2011, included in advances payable is $27,132 (February 28, 2011: $67,850) owed to a company controlled by a director.

As of May 31, 2011, promissory notes payable of $399,590 (February 28, 2010: $384,590) is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
December, 2011	$ 216,372
December, 2011	168,218
April, 2012	15,000
Total	$ 399,590

All bear interest at 12% per annum.

Form 10-Q

Note 5

ACCRUED LIABILITIES/ACCRUED LIABILITIES – RELATED PARTY

	May 31, 2011	February 28, 2011
Accrued Liabilities:
Lease Settlement	41,721	45,065
Credit card payable	-	4,119
Accrued interest payable	481,080	453,568
Accrued non resident withholding taxes, including accrued interest	143,136	143,136
Accrued royalties	480,000	480,000
Accrued taxes payable	49,964	51,047
	$1,195,901	$1,176,935

Accrued payroll- related party	53,694	53,694
Accrued liabilities – related party	17,117	17,117
	$70,811	$70,811

Note 6

CONCENTRATIONS

The Company operates in one industry segment being the production, marketing and distribution of safety awareness products in the automotive industry. Substantially, all of the Company’s operations and assets are located in the United States. During the three months ended May 31, 2011, there were two customers that accounted for $47,953 (93%) of sales revenue.   During the three months ended May 31, 2010, there were two customers that accounted for $43,325 (94%) of sales revenue.

Note 7

LAWSUIT SETTLEMENT

In August 2009, the Company settled litigation related to breach of lease and past due rent for $73,065.  Prior to May 31, 2011, the Company paid $31,344 (February 28, 2011:  $28,000) of this judgement.  The remaining balance of $41,721 is presented as Accrued Expenses as of May 31, 2011.

Note 8

SUBSEQUENT EVENTS

Subsequent to May 31, 2011, 4,333,334 shares of common stock were issued for $130,000.

Management has evaluated subsequent events through August 29, 2011, the date of which the financial statements were available to be issued.

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended May 31, 2011 and our Financial Statements and notes thereto for the period ended May 31, 2010.

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

Form 10-Q

2.

Results of Operations

For the three month period ended May 31, 2011 as compared to the three month period ended May 31, 2010.

For the three months ended
	May 31, 2011	May 31, 2010
Sales
Sales Guardian Alert	51,809	46,125
Sales Scope Out	-	-
	51,809	46,125

Sales for the quarter ended May 31, 2011 increased by 12% from $46,125 to $51,809 due to increased demand for Guardian Alert and a shift of our focus from Scope Out to Guardian Alert sales. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

For the Three months ended May 31,
	2011	2010
Direct Cost
Scope Out Direct Costs
Cost of sales	-	-
Manufacturing expenses	-	-
Research and development	-	-
Commissions	-
Royalties - related party	15,000	50,000
Total Scope Out Direct Costs	15,000	50,000

Guardian Alert Direct Costs
Cost of sales	10,779	-
Manufacturing expenses	7,685	10,253
Research and development	3,000	-
Commissions	12,027	8,227
Royalties - related party	962
Total Guardian Alert Direct Costs	34,453	18,480
Total Direct Costs	49,453	68,480

Overall direct costs for the current quarter ending decreased due primarily to lower royalty costs of the increased Scope Out® sales.

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $15,000 and $50,000 for the three month periods ended May 31, 2011 and 2010, respectively, a decrease of 70%. The decrease is primarily attributable to the decrease in royalties.

Form 10-Q

Direct costs related to Guardian Alert were $34,453 and $18,480 for the three month period ending May 31, 2011 and 2010 respectively. This change represents an increase of 86%. Commission expenses were $12,027 and $8,227 for the three month period ended May 31, 2011 and 2010, respectively. Commission expense increased 46% due to an increase in sales.  Manufacturing expenses were $7,685 and $10,253 for the three month period ended May 31, 2011 and 2010, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2011 and 2010 represents assembly costs for the sales achieved for the same period.

Selling, General, and Administrative
For the three months ended
	May 31, 2011	May 31, 2010
Advertising and marketing	2,806	-
Consulting fees	16,000	22,700
Contract labor	3,000	3,000
Depreciation	2,760	2,760
Filing fees	223	3,735
Insurance	6,634	6,769
Bank charges	792	597
Legal and accounting	1,144	10,620
Office and miscellaneous	2,613	3,416
Rent	3,742	816
Telephone and utilities	84	-
Transfer agent fees	1,171	2,764
Travel and automotive	4,042	1,357
Interest expense	39,899	74,493
Total	84,910	133,027

Sense Technologies, Inc. had selling, general and administrative expenses of $84,910 for the three month period ended May 31, 2011 compared to selling, general and administrative expenses of $133,027 for the three month period ended May 31, 2010, a decrease in selling, general and administrative expenses of  36% from the prior period.

Advertising and marketing fees increased as compared to the prior three month period. We had marketing fees of $2,806 and $0 for the three month period ended May 31, 2011 and 2010, respectively.

Consulting fees decreased from $22,700 for the three month period ended May 31, 2010 to $16,000 for the three month period ended May 31, 2011. The decrease was a result of consulting related to Guardian Alert product sales.

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

Legal and accounting fees decreased from $10,620 in the three month period ended May 31, 2010 to $1,144 for the three month period ended May 31, 2011.  The decrease was mainly due to prior year expenses related to lease agreements for ScopeOut®.

Form 10-Q

Following summarizes the overall operations results for the three month period ended May 31:

			Increase	% Increase
	2011	2010	( Decrease)	(decrease)

Sales	51,809	46,125	5,684	12.32
Direct Costs	49,453	68,480	(19,027)	(27.79)
General and Administrative expenses	84,910	133,027	(48,117)	(36.18)
Net Loss	(82,554)	(155,382)	(72,828)	(46.87)
Basic and Diluted Loss per share	( .00)	( .00)

We had a loss from operations of $82,554 for three month period ended May 31, 2011, compared to a loss from operations of $155,382 for the three month period ended May 31, 2010, a decrease in loss from operations of $72,828 from the prior year.

Liquidity and Capital Resources

Our cash position at May 31, 2010 was $887 as compared to $750 at February 28, 2011. This increase was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 3,179,484 and 3,221,791 as of May 31, 2011 and February 28, 2011 respectively. If we are unable to raise adequate working capital for fiscal 2012, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2012, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $145,512 in 2011, compared to $111,177 in 2010. The increase in cash used in 2011 was largely due to the increase in inventory.

Net cash provided by financing activities

Net cash provided by financing activities was $145,649 in 2011 compared to net cash provided of $110,468 in 2010.

In 2011, we received $130,000 through subscriptions to private placements of our common shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended May 31, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

Form 10-Q

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended May 31, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended May 31, 2011.

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

SENSE TECHNOLOGIES INC.

Date	Signature

August 29, 2011	/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal executive officer) and Director

Form 10-Q

Exhibit 31.1

CERTIFICATIONS

I, Bruce E. Schreiner, certify that:

1.

I have reviewed this report of the fiscal quarter ended May 31, 2011 of Sense Technologies, Inc.

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

August 29, 2011

S/ BRUCE E. SCHREINER
Bruce E. Schreiner, Chief Executive Officer

Form 10-Q

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of Sense Technologies Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended May 31, 2011 as filed with the Securities and Exchange Commission (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b), that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 29, 2011

/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal financial and accounting officer)

Form 10-Q