Form 10-Q
period 2011-08-31
SENSE TECHNOLOGIES INC
filed 2011-12-07
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 5, 2011
Common Stock	94,451,782 shares

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
INTERIM FINANCIAL STATEMENTS
August 31, 2011
(Stated in US Dollars)
( Unaudited )

SENSE TECHNOLOGIES INC.
 BALANCE SHEETS
 As of August 31, 2011 and February 28, 2011
 (Stated in US Dollars)
 (Unaudited)

	August 31,	February 28,
	2011	2011
ASSETS
Current
Cash	$-	$750
Accounts receivable	2,173	1,134
Accounts receivable – related party	2,532	2,532
Inventory	204,086	171,365
Prepaids	85,984	11,131
Total Current Assets	294,775	186,912

Equipment – Net of accumulated depreciation of $109,865 and $104,346 at August 31, 2011 and February 28, 2011, respectively	32,842	38,361
Deposits	800	800
Intangible assets	51	51
Total Assets	$328,468	$226,124

LIABILITIES
Current
Bank overdraft	$1,123	$8,485
Accounts payable	319,442	341,932
Accounts payable – related party	38,894	43,950
Accrued expenses	1,212,339	1,176,935
Accrued expenses – related party	70,811	70,811
Notes payable	572,589	461,380
Notes payable – related party	412,090	386,590
Advances payable – related entity	24,282	67,850
Dividends payable	282,119	266,323
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,518,136	3,408,703

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share, 20,000,000 shares authorized, 315,914 shares issued at August 31, 2011 (February 28, 2011: 315,914)	315,914	315,914
Common stock, without par value 150,000,000 shares authorized, 94,451,782 shares issued and outstanding at August 31, 2011 (February 28, 2011: 87,951,781)	14,592,215	14,392,215
Common stock subscribed	133,889	88,889
Retained Deficit	(18,231,686)	(17,979,597)
Total Stockholders’ Deficiency	(3,189,668)	(3,182,579)
Total Liabilities and Stockholders’ Deficiency	$328,468	$226,124

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
 INTERIM STATEMENTS OF LOSS
 for the three and six months ended August 31, 2011 and 2010
 (Stated in US Dollars)
 (Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2011	2010	2011	2010

Sales	$10,542	$101,807	$62,351	$147,933
Direct costs
Cost of sales	-	-	10,779	-
Manufacturing expenses	3,338	25,314	11,023	35,568
Research and development	2,150	-	5,150	-
Commissions	16,824	21,751	28,851	29,977
Royalties	15,612	17,000	31,574	67,000
	37,924	64,065	87,377	132,545
	(27,382)	37,742	(25,026)	15,388
Expenses
Advertising and marketing	70	1,018	2,876	1,018
Consulting fees	20,172	6,900	36,172	29,600
Contract labor	3,000	3,000	6,000	6,000
Depreciation	2,759	2,760	5,519	5,519
Filing fees	7,593	200	7,816	3,935
Insurance	6,660	6,616	13,294	13,385
Bank charges	615	1,093	1,407	1,691
Legal and accounting	19,365	30,360	20,509	40,981
Office and miscellaneous	2,213	2,567	4,826	5,973
Rent	3,711	902	7,453	1,718
Telephone and utilities	105	-	189	-
Transfer agent fees	1,130	-	2,301	2,764
Travel and automotive	1,054	7,293	5,096	8,650
	68,447	62,709	113,458	121,234
Net Operating Loss	(95,829)	(24,967)	(138,484)	(105,846)

Interest Expense	57,910	36,807	97,809	111,309

Net loss	(153,739)	(61,774)	(236,293)	(217,155)

Preferred dividends, paid or accrued	7,898	7,899	15,796	15,798

Net loss attributable to common stockholders	$(161,637)	$(69,643)	$(252,089)	$(232,953)

Basic and diluted loss per share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding	92,544,173	72,704,650	90,247,977	69,754,651

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
 INTERIM STATEMENTS OF CASH FLOWS
 for the three and six months ended August 31, 2011 and 2010
 (Stated in US Dollars)
 (Unaudited)

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010	Six Months Ended August 31, 2011	Six Months Ended August 31, 2010
Operating Activities
Net income (loss) for the period	$(153,739)	$(61,774)	$(236,293)	$(217,155)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	2,760	2,760	5,519	5,519
Amortization of Debt Discount	20,000	-	20,000	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	4,600	10,480	(1,039)	(13,336)
Inventory	-	-	(32,721)	-
Prepaids	(74,322)	(11,826)	(74,853)	(13,185)
Accounts payable and accrued liabilities	(16,246)	23,618	(43,071)	90,238

Net cash used by operating activities	(216,947)	(36,742)	(362,458)	(147,919)

Financing Activities
Borrowing on debt	126,925	15,710	149,536	40,774
Payments on debt	(5,865)	(8,968)	(12,828)	(26,564)
Proceeds from common share subscriptions	95,000	30,000	225,000	133,000

Net cash provided by financing activities	216,060	36,742	361,708	147,210

Increase (Decrease) in cash during the period	(887)	-	(750)	(709)

Cash, beginning of period	887	-	750	709

Cash, end of period	$-	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Forgiveness of related party accrual	$-	$602,907	$-	$602,907

Preferred dividends accrued	$7,898	$7,898	$15,796	$15,796

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 for the period ended August 31, 2011
 (Stated in US Dollars)
 (Unaudited)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Deficit	Total

Balance, February 28, 2010	66,804,651	$13,135,268	315,914	$315,914	$190,889	$(17,433,657)	$(3,791,586)
Common Stock issued	21,147,130	634,414	-	-	(102,000)	-	532,414
Options Issued to Directors	-	19,626	-	-		-	19,626
Dividends	-	-	-	-	-	(31,591)	(31,591)
Write-off of related party gain on conversion of debt	-	71,138	-	-		-	71,138
Forgiveness of related party royalties	-	523,335	-	-		-	523,335
Write-off gain on forgiveness of related party accounts payable	-	8,434	-	-		-	8,434
Net loss for the period	-	-	-	-		(514,349)	(514,349)

Balance, February 28, 2011	87,951,781	14,392,215	315,914	315,914	88,889	(17,979,597)	(3,182,579)
Common Stock Issued	6,500,001	200,000	-	-	-	-	200,000
Common Stock Subscribed	-	-	-	-	45,000	-	45,000
Dividends						(15,796)	(15,796)
Net loss for the period						(236,293)	(236,293)
Balance, August 31, 2011	94,451,782	$14,592,215	315,914	$315,914	$133,889	$(18,231,686)	$(3,189,668)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

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

While the information presented in the accompanying six months to August 31, 2011 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2011.

SIGNIFICANT ACCOUNTING  POLICIES:

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

Note 2           GOING CONCERN

At August 31, 2011, the Company had not yet achieved profitable operations, had an accumulated deficit of $18,231,686 (February 28, 2011 - $17,979,597) since its inception and incurred a net loss of $236,293 (2010 - $ 217,155) for the six months ended August 31, 2011 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2012 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Note 3           COMMON STOCK

a)           Commitments:

Stock-based Compensation Plan

	August 31,		February 28,
	2011		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding and exercisable beginning of period	3,000,000	$0.04	2,000,000	$0.04
Expired	-	-	-	-
Outstanding and exercisable end of the period	3,000,000	$0.04	2,000,000	$0.04

At August 31, 2011, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date
1,000,000	$0.05	December 31, 2012
1,000,000	$0.03	December 31, 2014
1,000,000	$0.03	December 31, 2015

Common Shares Subscribed

As of August 31, 2011, the Company has issued 6,500,001 shares of common stock in the amount of $200,000.  The company received proceeds of $45,000 of private placements of 1,500,000 common shares at $.03 per share.

Note  4          RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	August 31,
	2011	2010
Royalties	$-	$17,000
Interest expense	$46,444	$41,364

As of August 31, 2011, included in accounts payable is $33,495 (February 28, 2011: $33,495) owing to an accounting firm in which a director of the Company is a partner and $5,399 (February 28, 2011: $10,455) to a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 28, 2011: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 28, 2010: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of August 31, 2011, included in advances payable is $24,282 (February 28, 2011: $67,850) owed to a company controlled by a director.

As of August 31, 2011, promissory notes payable of $412,090 (February 28, 2010: $386,590) is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
December, 2011	$216,372
December, 2011	168,218
April, 2012	15,000
June, 2012	12,500
Total	$412,090

All bear interest at 12% per annum.

Note 5           PREPAID EXPENSES

As of August 31, 2011, included in prepaid expenses is $63,000 for prepaid royalties per a trademark license with Escort, Inc. (February 28, 2011: $0).

Note 6           ACCRUED LIABILITIES/ACCRUED LIABILITIES – RELATED PARTY

	August 31, 2011	February 28, 2011
Accrued Liabilities:
Lease Settlement	24,672	45,065
Credit card payable	-	4,119
Accrued interest payable	515,650	453,568
Accrued non resident withholding taxes, including accrued interest	143,136	143,136
Accrued royalties	480,000	480,000
Accrued taxes payable	48,881	51,047
	$1,212,339	$1,176,935

Accrued payroll- related party	53,694	53,694
Accrued liabilities – related party	17,117	17,117
	$70,811	$70,811

Note 7           CONCENTRATIONS

The Company operates in one industry segment being the production, marketing and distribution of safety awareness products in the automotive industry. Substantially, all of the Company’s operations and assets are located in the United States. During the six months ended August 31, 2011, there were three customers that accounted for $59,072 (94%) of sales revenue.   During the six months ended August 31, 2010, there were two customers that accounted for $139,265 (93%) of sales revenue.

Note 8           LAWSUIT SETTLEMENT

In August 2009, the Company settled litigation related to breach of lease and past due rent for $73,065.  Prior to August 31, 2011, the Company paid $48,393 (February 28, 2011:  $28,000) of this judgment.  The remaining balance of $24,672 is presented as Accrued Expenses as of August 31, 2011.

Note 9           SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 5, 2011, the date of which the financial statements were available to be issued.

Management’s Discussion And Analysis
Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended August 31, 2011 and our Financial Statements and notes thereto for the period ended August 31, 2010.

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

2.           Results of Operations

For the three and six month period ended August 31, 2011as compared to the three and six month period ended August 31, 2010.

	Three months ended August 31		Six months ended August 31
	2011	2010	2011	2010
Sales
Sales Guardian Alert	10,542	101,807	62,351	147,933
Sales Scope Out	-	-	-	-
	10,542	101,807	62,351	147,933

Sales for the six months ended August 31, 2011 decreased by 58% from $147,933 to $62,351 due to decreased demand for Guardian Alert and a shift of our focus from Scope Out to Guardian Alert sales. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

Sales for the three months ended August 31, 2011 decreased by 90% from $101,807 to $10,542 due to decreased demand from key customers basically due to the weak economy.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the three months ended August 31		For the six months ended August 31
	2011	2010	2011	2010
Direct Cost
Scope Out Direct Costs
Cost of sales	-	-	-	-
Manufacturing expenses	-	-	-	-
Research and development	-	-	-	-
Commissions	-	-	-	-
Royalties	15,000	17,000	30,000	67,000
Total Scope Out Direct Costs	15,000	17,000	30,000	67,000

Guardian Alert Direct Costs
Cost of sales	-	-	10,779	-
Manufacturing expenses	3,338	25,314	11,023	35,568
Research and development	2,150	-	5,150	-
Commissions	16,824	21,751	28,851	29,977
Royalties	612	-	1,574	-
Total Guardian Alert Direct Costs	22,924	47,065	57,377	65,545
Total Direct Costs	37,924	64,065	87,377	132,545

Overall direct costs for the current three and six months ending decreased due primarily to reduced royalty costs of the Scope Out® product and commissions on reduced sales on the Guardian Alret®.

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $30,000 and $67,000 for the six month periods ended August 31, 2011 and 2010, respectively, a decrease of 55%. The decrease is primarily attributable to the decrease in royalty costs.

Direct costs related to Scope Out® for the three month period ended August 31, 2011 and 2010 decreased 12% from $17,000 to $15,000 due to the decrease in royalty costs.

Direct costs related to Guardian Alert were $57,377 and $65,545 for the six month period ending August 31, 2011 and 2010 respectively. This change represents an decrease of 12%. Commission expenses were $28,851and $29,977 for the six month period ended August 31, 2011 and 2010, respectively. Commission expense decreased 4% due to decreased sales for the six months.  Manufacturing expenses were $11,023 and $35,568 for the six month period ended August 31, 2011, and 2010, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the six months ended in 2011 represents assembly costs for the sales achieved for the same period.

Direct costs related to Guardian Alert® were $22,924 and $47,065 for the three month period ending August 31, 2011 and 2010 respectively. This change represents a decrease of 51%. Commission expenses were $16,824 and $21,751 for the three month period ended August 31, 2011 and 2010, respectively. Commission expense decreased 23% due to decreased sales for the three months.  Manufacturing expenses were $3,338 and $25,314 for the three month period ended August 31, 2011 and 2010, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2011 represents assembly costs for the sales achieved for the same period.

	Selling, General, and Administrative
	For the three months ended August 31		For the six months ended August 31
	2011	2010	2011	2010
Advertising and marketing	70	1,018	2,876	1,018
Consulting fees	20,172	6,900	36,172	29,600
Contract labor	3,000	3,000	6,000	6,000
Depreciation	2,759	2,760	5,519	5,519
Filing fees	7,593	200	7,816	3,935
Insurance	6,660	6,616	13,294	13,385
Bank charges	615	1,093	1,407	1,691
Legal and accounting	19,365	30,360	20,509	40,981
Office and miscellaneous	2,213	2,567	4,826	5,973
Rent	3,711	902	7,453	1,718
Telephone and utilities	105	-	189	-
Transfer agent fees	1,130	-	2,301	2,764
Travel and automotive	1,054	7,293	5,096	8,650
Total	68,447	62,709	113,458	121,234

Sense Technologies, Inc. had selling, general and administrative expenses of $113,458 for the six month period ended August 31, 2011 compared to selling, general and administrative expenses of $121,234 for the six month period ended August 31, 2010, a decrease in selling, general and administrative expenses of   6% from the prior period.

General and administrative expenses of $68,447 for the three month period ended August 31, 2011 compared to selling, general and administrative expenses of $62,709 for the three month period ended August 31, 2010, a 9% increase in selling, general and administrative expenses from the prior period.

Advertising and marketing fees increased as compared to the prior six month period. We had marketing fees of $2,876 and $1,018 for the six month period ended August 31, 2011 and 2010, respectively.

For the three month period advertising and marketing fees decreased 93%. We had marketing fees of $70 and $1,018 for the three month period ended August 31, 2011 and 2010, respectively

Consulting fees increased from $29,600 for the six month period ended August 31, 2010 to $36,172 for the six month period ended August 31, 2011. The increase was a result of increased consulting related to Guardian Alert® and ScopeOut® product sales.

Consulting fees increased from $6,900 for the three month period ended August 31, 2010 to $20,172 for the three month period ended August 31, 2011. The increase was a result of the increase of consulting mainly related to Scope Out® product.

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

Legal and accounting fees decreased from $40,981 in the six month period ended August 31, 2010 to $20,509 for the six month period ended August 31, 2011.  The decrease was mainly due to prior year legal expenses related to lease agreements for ScopeOut®.

Legal and accounting fees decreased from $30,360 in the three month period ended August 31, 2010 to $19,365 for the three month period ended August 31, 2011.

Following summarizes the overall operations results for the six month period ended August 31:

			Increase	% Increase
	2011	2010	( Decrease)	(decrease)

Sales	62,351	147,933	(85,582)	(57.85)
Direct Costs	87,377	132,545	(45,168)	(34.08)
General and Administrative expenses	113,458	121,234	(7,776)	(6.41)
Net Loss	(236,293)	(217,155)	21,138	9.73
Basic and Diluted Loss per share	( 0 .00)	( 0 .00)

Liquidity and Capital Resources

Our cash position at August 31, 2011 was $0 as compared to $750 at February 28, 2011. This decrease was due to our use of cash in operating activities and cash provided by financing activities as described below.

We have a working capital deficit of 3,189,668 and 3,182,579 as of August 31, 2011 and February 28, 2011 respectively. If we are unable to raise adequate working capital for fiscal 2012, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2012, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $362,458 in 2011, compared to $147,919 in 2010. The increase in cash used in 2011 was largely due to the increase in inventory and prepaid royalties.

Net cash provided by financing activities

Net cash provided by financing activities was $361,708 in 2011 compared to net cash provided of $147,210 in 2010.

In 2011, we received $225,000 through subscriptions to private placements of our common shares.

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended August 31, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended August 31, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended August 31, 2011.

Item 5. Other Information.

Sense Technologies has entered an agreement with a global company to market the Guardian Alert® under a registered trade name.

Item 6. Exhibits.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) of the U.S. Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSE TECHNOLOGIES INC.

December 5, 2011	By:	/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal executive officer) and Director