Form 10-Q
period 2011-11-30
SENSE TECHNOLOGIES INC
filed 2012-03-19
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2012
Common Stock	94,451,782 shares

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
INTERIM FINANCIAL STATEMENTS
November 30, 2011
(Stated in US Dollars)
( Unaudited )

SENSE TECHNOLOGIES INC.
 BALANCE SHEETS
 As of November 30, 2011 and February 28, 2011
 (Stated in US Dollars)
 (Unaudited)

	November 30,	February 28,
	2011	2011
ASSETS
Current
Cash	$-	$750
Accounts receivable	2,173	1,134
Accounts receivable – related party	2,532	2,532
Inventory	189,888	171,365
Prepaids	74,802	11,131
Total Current Assets	269,395	186,912

Equipment – Net of accumulated depreciation of $112,624 and $104,346 at November 30, 2011 and February 28, 2011, respectively	30,083	38,361
Deposits	800	800
Intangible assets	51	51
Total Assets	$300,329	$226,124

LIABILITIES
Current
Bank overdraft	$5,570	$8,485
Accounts payable	316,198	341,932
Accounts payable – related party	37,687	43,950
Accrued expenses	1,230,922	1,176,935
Accrued expenses – related party	70,811	70,811
Notes payable	568,934	461,380
Notes payable – related party	412,090	386,590
Advances payable – related entity	6,242	67,850
Dividends payable	290,017	266,323
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,522,918	3,408,703

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share, 20,000,000 shares authorized, 315,914 shares issuedat November 30, 2011 (February 28, 2011: 315,914)	315,914	315,914

Common stock, without par value 150,000,000 shares authorized, 94,451,782 shares issued and outstanding at November 30, 2011 (February 28, 2011: 87,951,781)	14,592,215	14,392,215
Common stock subscribed	192,389	88,889
Retained Deficit	(18,323,107)	(17,979,597)
Total Stockholders’ Deficiency	(3,222,589)	(3,182,579)
Total Liabilities and Stockholders’ Deficiency	$300,329	$226,124

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
 INTERIM STATEMENTS OF LOSS
 for the three and nine months ended November 30, 2011 and 2010
 (Stated in US Dollars)
 (Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2011	2010	2011	2010

Sales	$75,856	$47,355	$138,207	$195,288
Direct costs
Cost of sales	14,198	-	24,977	-
Manufacturing expenses	19,454	25,286	30,477	60,854
Research and development	3,850	-	9,000	-
Commissions	14,702	15,112	43,553	45,089
Royalties	19,520	15,000	51,094	82,000
	71,724	55,398	159,101	187,943
	4,132	(8,043)	(20,894)	7,345

Expenses
Advertising and marketing	-	500	2,876	1,518
Consulting fees	13,500	(400)	49,672	29,200
Contract labor	3,000	3,000	9,000	9,000
Depreciation	2,759	2,760	8,278	8,279
Filing fees	841	1,195	8,657	5,130
Insurance	7,176	6,707	20,470	20,092
Bank charges	1,106	1,012	2,513	2,703
Legal and accounting	4,950	6,342	25,459	47,323
Office and miscellaneous	4,215	9,882	9,041	15,855
Rent	3,744	3,282	11,197	5,001
Telephone and utilities	86	14	275	14
Transfer agent fees	7,533	2,748	9,834	5,512
Travel and automotive	819	24	5,915	8,674
	49,729	37,066	163,187	158,301
Net Operating Loss	(45,597)	(45,109)	(184,081)	(150,956)

Interest Expense	37,926	36,809	135,735	148,118

Net loss	(83,523)	(81,918)	(319,816)	(299,074)

Preferred dividends, paid or accrued	7,898	7,898	23,694	23,694

Net loss attributable to common stockholders	$(91,421)	$(89,816)	$(343,510)	$(322,768)

Basic and diluted loss per share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding	94,451,782	74,021,867	91,639,054	71,166,711

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
 INTERIM STATEMENTS OF CASH FLOWS
 for the three and six months ended November 30, 2011 and 2010
 (Stated in US Dollars)
 (Unaudited)

	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010	Nine Months Ended November 30, 2011	Nine Months Ended November 30, 2010
Operating Activities
Net income (loss) for the period	$(83,523)	$(81,918)	$(319,816)	$(299,074)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	2,759	2,760	8,278	8,279
Amortization of Debt Discount	-	-	20,000	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	-	19,650	(1,039)	6,314
Inventory	14,198	(76,654)	(18,523)	(76,654)
Prepaids	11,182	5,907	(63,671)	(7,278)
Accounts payable and accrued liabilities	538	57,573	(42,533)	147,812

Net cash used by operating activities	(54,846)	(72,682)	(417,304)	(220,601)

Financing Activities
Borrowing on debt	5,500	-	155,036	40,774
Payments on debt	(9,154)	(13,292)	(21,982)	(39,856)
Proceeds from common share subscriptions	58,500	91,000	283,500	224,000

Net cash provided by financing activities	54,846	77,708	416,554	224,918

Increase (Decrease) in cash during the period	-	5,026	(750)	4,317

Cash, beginning of period	-	-	750	709

Cash, end of period	$-	$5,026	$-	$5,026
Supplemental Disclosures of Cash Flow Information:
Forgiveness of related party accrual	$-	$-	$-	$602,907

Preferred dividends accrued	$7,898	$7,898	$23,694	$23,694

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
 STATEMENT OF STOCKHOLDERS’ DEFICIENCY
 for the period ended November 30, 2011
 (Stated in US Dollars)
 (Unaudited)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Deficit	Total

Balance, February 28, 2010	66,804,651	$13,135,268	315,914	$315,914	$190,889	$(17,433,657)	$(3,791,586)
Common Stock issued	21,147,130	634,414	-	-	(102,000)	-	532,414
Options Issued to Directors	-	19,626	-	-		-	19,626
Dividends	-	-	-	-	-	(31,591)	(31,591)
Write-off of related party gain on conversion of debt	-	71,138	-	-		-	71,138
Forgiveness of related party royalties	-	523,335	-	-		-	523,335
Write-off gain on forgiveness of related party accounts payable	-	8,434	-	-		-	8,434
Net loss for the period		-	-	-		(514,349)	(514,349)

Balance, February 28, 2011	87,951,781	14,392,215	315,914	315,914	88,889	(17,979,597)	(3,182,579)
Common Stock Issued	6,500,001	200,000	-	-	-	-	200,000
Common Stock Subscribed	-	-	-	-	103,500	-	103,500
Dividends						(23,694)	(23,693)
Net loss for the period						(319,816)	(319,816)
Balance, November 30, 2011	94,451,782	$14,592,215	315,914	$315,914	$192,389	$(18,323,107)	$(3,222,589)

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

While the information presented in the accompanying nine months to November 30, 2011 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2011.

SIGNIFICANT ACCOUNTING  POLICIES:

Recently Adopted And Recently Enacted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Reclassification

Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

Note 2           GOING CONCERN

At November 30, 2011, the Company had not yet achieved profitable operations, had an accumulated deficit of $18,323,107 (February 28, 2011 - $17,979,597) since its inception and incurred a net loss of $319,816 (2010 - $ 299,074) for the nine months ended November 30, 2011 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2012 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

Note 3           COMMON STOCK

a)           Commitments:
Stock-based Compensation Plan

	November 30,		February 28,
	2011		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable beginning of period	3,000,000	$0.04	2,000,000	$0.04
Expired	-	-	-	-
Outstanding and exercisable end of the period	3,000,000	$0.04	2,000,000	$0.04

At November 30, 2011, the following employee and director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

Number	Exercise Price	Expiry Date
1,000,000	$0.05	December 31, 2012
1,000,000	$0.03	December 31, 2014
1,000,000	$0.03	December 31, 2015

Common Shares Subscribed

As of November 30, 2011, the Company has issued 6,500,001 shares of common stock in the amount of $200,000.  The company received proceeds of $103,500 of private placements of 3,450,000 common shares at $.03 per share.

Note 4           RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	November 30,
	2011	2010
Royalties	$-	$-
Interest expense	$57,981	$176,382

As of November 30, 2011, included in accounts payable is $33,495 (February 28, 2011: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,859 (February 28, 2011: $10,455) to a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 28, 2011: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 28, 2010: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of November 30, 2011, included in advances payable is $6,242 (February 28, 2011: $67,850) owed to a company controlled by a director.

As of November 30, 2011, promissory notes payable of $412,090 (February 28, 2010: $386,590) is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
April, 2012	$15,000
June, 2012	12,500
December, 2012	216,372
December, 2012	168,218
Total	$412,090

All bear interest at 12% per annum.

Note 5               PREPAID EXPENSES

As of November 30, 2011, included in prepaid expenses is $59,226 for prepaid royalties per a trademark license with Escort, Inc. (February 28, 2011: $0).

Note 6               ACCRUED LIABILITIES/ACCRUED LIABILITIES – RELATED PARTY

	November 30, 2011	February 28, 2011
Accrued Liabilities:
Lease Settlement	6,236	45,065
Credit card payable	-	4,119
Commission Payable	2,126	-
Accrued interest payable	551,626	453,568
Accrued non resident withholding taxes, including accrued interest	143,136	143,136
Accrued royalties	480,000	480,000
Accrued taxes payable	47,798	51,047
	$1,230,922	$1,176,935

Accrued payroll- related party	53,694	53,694
Accrued liabilities – related party	17,117	17,117
	$70,811	$70,811

Note 7           CONCENTRATIONS

The Company operates in one industry segment being the production, marketing and distribution of safety awareness products in the automotive industry. Substantially, all of the Company’s operations and assets are located in the United States. During the nine months ended November 30, 2011, there were two customers that accounted for $109,450 (79%) of sales revenue.   During the nine months ended November 30, 2010, there were two customers that accounted for $183,040 (93%) of sales revenue.

Note 8           LAWSUIT SETTLEMENT

In August 2009, the Company settled litigation related to breach of lease and past due rent for $73,065.  Prior to November 30, 2011, the Company paid $66,829 (February 28, 2011:  $28,000) of this judgment.  The remaining balance of $6,236 is presented as Accrued Expenses as of November 30, 2011.

Note 9           SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 5, 2012, the date of which the financial statements were available to be issued.

Management’s Discussion And Analysis
Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended November 30, 2011 and our Financial Statements and notes thereto for the period ended November 30, 2010.

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

2.           Results of Operations

For the three and nine month period ended November 30, 2011as compared to the three and nine month period ended November 30, 2010.

	Three months ended		Nine months ended
	November 30		November 30
	2011	2010	2011	2010
Sales
Sales Guardian Alert	75,856	47,355	138,207	195,288
Sales Scope Out	-	-	-	-
	75,856	47,355	138,207	195,288

Sales for the nine months ended November 30, 2011 decreased by 30% from $195,288 to $138,207 due to decreased demand for Guardian Alert and a shift of our focus from Scope Out to Guardian Alert sales. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

Sales for the three months ended November 30, 2011 increased by 60% from $47,355 to $75,856 due to increased demand from key customers.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the three months ended		For the nine months ended
	November 30		November 30
	2011	2010	2011	2010
Direct Cost
Scope Out Direct Costs
Cost of sales	-	-	-	-
Manufacturing expenses	-	-	-	-
Research and development	-	-	-	-
Commissions	-	-	-	-
Royalties	15,000	15,000	30,000	82,000
Total Scope Out Direct Costs	15,000	15,000	30,000	82,000

Guardian Alert Direct Costs
Cost of sales	14,198	-	24,977	-
Manufacturing expenses	19,454	25,286	30,477	60,854
Research and development	3,850	-	9,000	-
Commissions	14,702	15,112	43,553	45,089
Royalties	4,520	-	21,094	-
Total Guardian Alert Direct Costs	56,724	40,398	129,101	105,943
Total Direct Costs	71,724	55,398	159,101	187,943

Overall direct costs for the current nine months ending decreased due primarily to reduced royalty costs of the Scope Out® product.

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $30,000 and $82,000 for the nine month periods ended November 30, 2011 and 2010, respectively, a decrease of 63%. The decrease is primarily attributable to the decrease in royalty costs.

Direct costs related to Guardian Alert were $129,101 and $105,943 for the nine month period ending November 30, 2011 and 2010 respectively. This change represents an increase of 22%. Commission expenses were comparable for the nine month period ended November 30, 2011 and 2010, respectively. Commission expense decreased 3% due to decreased sales for the nine months.  Manufacturing expenses were $30,477 and $60,854 for the nine month period ended November 30, 2011, and 2010, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the nine months ended in 2011 represents assembly costs for the sales achieved for the same period.

Direct costs related to Guardian Alert® were $56,724 and $40,398 for the three month period ending November 30, 2011 and 2010 respectively. This change represents a increase of 40%. Commission expenses were comparable for the three month period ended November 30, 2011 and 2010, respectively. Commission expense decreased 3% due to decreased sales for the three months.  Manufacturing expenses were $19,454 and $25,286 for the three month period ended November 30, 2011 and 2010, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2011 represents assembly costs for the sales achieved for the same period.

Selling, General, and Administrative

	For the three months ended November 30		For the nine months ended November 30
	2011	2010	2011	2010
Advertising and marketing	-	500	2,876	1,518
Consulting fees	13,500	(400)	49,672	29,200
Contract labor	3,000	3,000	9,000	9,000
Depreciation	2,759	2,760	8,278	8,279
Filing fees	841	1,195	8,657	5,130
Insurance	7,176	6,707	20,470	20,092
Bank charges	1,106	1,012	2,513	2,703
Legal and accounting	4,950	6,342	25,459	47,323
Office and miscellaneous	4,215	9,882	9,041	15,855
Rent	3,744	3,282	11,197	5,001
Telephone and utilities	86	14	275	14
Transfer agent fees	7,533	2,748	9,834	5,512
Travel and automotive	819	24	5,915	8,674
Total	49,729	37,066	163,187	158,301

Sense Technologies, Inc. had selling, general and administrative expenses of $163,187 for the nine month period ended November 30, 2011 compared to selling, general and administrative expenses of $158,301 for the nine month period ended November 30, 2010, an increase in selling, general and administrative expenses of   3% from the prior period.

General and administrative expenses of $49,729 for the three month period ended November 30, 2011 compared to selling, general and administrative expenses of $37,066 for the three month period ended November 30, 2010, a 34% increase in selling, general and administrative expenses from the prior period.

Advertising and marketing fees increased as compared to the prior nine month period. We had marketing fees of $2,876 and $1,518 for the nine month period ended November 30, 2011 and 2010, respectively.

For the three month period advertising and marketing fees decreased 100%. We had marketing fees of $0 and $500 for the three month period ended November 30, 2011 and 2010, respectively

Consulting fees increased from $29,200 for the nine month period ended November 30, 2010 to $49,672 for the nine month period ended November 30, 2011. The increase was a result of increased consulting related to Guardian Alert® and ScopeOut® product sales.

Consulting fees increased from $nil for the three month period ended November 30, 2010 to $13,500 for the three month period ended November 30, 2011. The increase was a result of the increase of consulting mainly related to Scope Out® product.

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

Legal and accounting fees decreased from $47,323 in the nine month period ended November 30, 2010 to $25,459 for the nine month period ended November 30, 2011.  The decrease was mainly due to prior year legal expenses related to lease agreements for ScopeOut®.

Legal and accounting fees decreased from $6,342 in the three month period ended November 30, 2010 to $4,950 for the three month period ended November 30, 2011.

Following summarizes the overall operations results for the nine month period ended November 30:

			Increase	% Increase
	2011	2010	( Decrease)	(decrease)

Sales	138,207	195,288	(57,081)	(29.23)
Direct Costs	159,101	187,943	(28,842)	(15.35)
General and Administrative expenses	163,187	158,301	4,886	3.09
Net Loss	(319,816)	(299,074)	20,742	6.94
Basic and Diluted Loss per share	( 0 .00)	( 0 .00)

Liquidity and Capital Resources

Our cash position at November 30, 2011 was $0 as compared to $750 at February 28, 2011. This decrease was due to our use of cash in operating activities and cash provided by financing activities as described below.

We have a working capital deficit of 3,222,589 and 3,182,579 as of November 30, 2011 and February 28, 2011 respectively. If we are unable to raise adequate working capital for fiscal 2012, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2012, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $417,304 in 2011, compared to $220,601 in 2010. The increase in cash used in 2011 was largely due to the increase in inventory and prepaid royalties.

Net cash provided by financing activities

Net cash provided by financing activities was $416,554 in 2011 compared to net cash provided of $224,918 in 2010.

In 2011, we received $283,500 through subscriptions to private placements of our common shares.

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended November 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended November 30 2011.

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

SENSE TECHNOLOGIES INC.

March 19, 2012	/S/ BRUCE E. SCHREINER
Bruce E. Schreiner, President
(principal executive officer) and Director