Form 10-K
period 2012-02-29
SENSE TECHNOLOGIES INC
filed 2012-09-17
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED FEBRUARY 29, 2012

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2011 was approximately $3,320,152.  At August 29, 2012, there were 109,135,114 shares of common stock outstanding.

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

PRODUCTION OF OUR SCOPEOUT® PRODUCT

All of our manufacturing and engineering is being out-sourced to a firm located in Phoenix, Arizona.   This has been dormant for the last year pending achieving an initial marketing success.

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

During 2010, the Company re-negotiated the exclusive license agreement with the Scope Out® inventor.  All prior minimum royalties were eliminated, and accordingly, the Company recorded $473,334 additional capital for a related party write-off.

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
50% Inventor

GOVERNMENTAL APPROVAL

Because our Guardian Alert product is an emitting device, we were required to obtain equipment authorization from the Federal Communications Commission (FCC) which was granted on October 31, 1995.  The microwave signals emitted by the device can potentially interfere with radar detectors and other existing emitting systems. All FCC tests have been completed and a FCC certification in the name of Sense Technologies Inc. has been obtained. There are no other material regulatory approvals required for Sense to achieve its stated business objectives.

EMPLOYEES

We currently have no employees.  We have hired two independent consultants for purposes of marketing and selling our ScopeOut® products.

ITEM 2.  DESCRIPTION OF PROPERTY

Sales inquiries for Guardian Alert® products are being processed for Sense by Tim Goldsbury and Associates, Inc., at Alhambra Plaza, 725 N. Hwy A-1-A, Jupiter, FL  33477, and for Scopeout® by Bruce Schreiner at 2535 N Carleton Avenue, Grand Island, Nebraska. Administration is handled from offices located at 2535 N Carleton Avenue, Grand Island, Nebraska. Both the Florida and Nebraska office spaces are provided to us at no cost.  We have determined the value of contributed premises to be insignificant.

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

The following table shows the high and low sales prices, in U.S. dollars, of our common stock on the OTC for each quarter within the last two fiscal years:

Quarter Ended	High	Low
February 29, 2012	$0.02	$0.02
November30, 2011	$0.03	$0.03
August 31, 2011	$0.04	$0.04
May 31, 2011	$0.04	$0.04
February 28, 2011	$0.05	$0.02
November 30, 2010	$0.06	$0.02
August 31, 2010	$0.06	$0.03
May 31, 2010	$0.07	$0.02

The above sales prices were based on the closing trades reported on the NASD Over-the-Counter quotation system and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 29, 2012, there were 388 shareholders of record holding 100,818,448 shares of our common stock; as of August 29, 2012, there were 109,135,114 common shares outstanding.

DIVIDENDS

There are no dividend restrictions in the Company.

RECENT SALES OF UNREGISTERED SECURITIES

On March 4, 2011, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On March 16, 2011, one investor under Rule 506 of Regulation D, subscribed for 333,333 common shares at a price of $.03 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On March 31, 2011, one investor under Rule 506 of Regulation D, subscribed for 600,000 common shares at a price of $.03 per share for total proceeds to the Company of $18,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On April 4, 2011, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On April 25, 2011, one investor under Rule 506 of Regulation D, subscribed for 400,000 common shares at a price of $.03 per share for total proceeds to the Company of $12,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On May 12, 2011, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On May 19, 2011, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On May 24, 2011, one investor under Rule 506 of Regulation D, subscribed for 1,000,000 common shares at a price of $.03 per share for total proceeds to the Company of $30,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On June 3, 2011, one investor under Rule 506 of Regulation D, subscribed for 1,000,000 common shares at a price of $.03 per share for total proceeds to the Company of $30,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On June 10, 2011, one investor under Rule 506 of Regulation D, subscribed for 1,000,000 common shares at a price of $.03 per share for total proceeds to the Company of $30,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On August 6, 2011, another investor under Rule 506 of Regulation D, subscribed for 666,667 common shares at a price of $.03 per share for total proceeds to the Company of $20,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On August 31, 2011, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On September 12, 2011, one investor under Rule 506 of Regulation D, subscribed for 200,000 common shares at a price of $.03 per share for total proceeds to the Company of 6,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On October 7, 2011, one investor under Rule 506 of Regulation D, subscribed for 666,667 common shares at a price of $.03 per share for total proceeds to the Company of $20,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On October 7, 2011, one investor under Rule 506 of Regulation D, subscribed for 333,333 common shares at a price of $.03 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On October 7, 2011, one investor under Rule 506 of Regulation D, subscribed for 166,666 common shares at a price of $.03 per share for total proceeds to the Company of $5,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On November 4, 2011, one investor under Rule 506 of Regulation D, subscribed for 333,333 common shares at a price of $.03 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On November 21, 2011, another investor under Rule 506 of Regulation D, subscribed for 250,000 common shares at a price of $.03 per share for total proceeds to the Company of $7,500.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On December 1, 2011, one investor under Rule 506 of Regulation D, subscribed for 333,334 common shares at a price of $.03 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On December 1, 2011, one investor under Rule 506 of Regulation D, subscribed for 166,667 common shares at a price of $.03 per share for total proceeds to the Company of 5,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On December 30, 2011, one investor under Rule 506 of Regulation D, subscribed for 250,000 common shares at a price of $.03 per share for total proceeds to the Company of $7,500.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On January 18, 2012, one investor under Rule 506 of Regulation D, subscribed for 200,000 common shares at a price of $.03 per share for total proceeds to the Company of $6,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On January 18, 2012, one investor under Rule 506 of Regulation D, subscribed for 200,000 common shares at a price of $.03 per share for total proceeds to the Company of $6,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On January 23, 2012, one investor under Rule 506 of Regulation D, subscribed for 250,000 common shares at a price of $.03 per share for total proceeds to the Company of $7,500.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On January 23, 2012, one investor under Rule 506 of Regulation D, subscribed for 250,000 common shares at a price of $.03 per share for total proceeds to the Company of $7,500.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On January 26, 2012, one investor under Rule 506 of Regulation D, subscribed for 250,000 common shares at a price of $.03 per share for total proceeds to the Company of $7,500.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On January 31, 2012, one investor under Rule 506 of Regulation D, subscribed for 266,666 common shares at a price of $.03 per share for total proceeds to the Company of $8,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On February 3, 2012, one investor under Rule 506 of Regulation D, subscribed for 250,000 common shares at a price of $.03 per share for total proceeds to the Company of $7,500.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On February 24, 2012, one investor under Rule 506 of Regulation D, subscribed for 250,000 common shares at a price of $.03 per share for total proceeds to the Company of $7,500.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On February 29, 2012, one investor under Rule 506 of Regulation D, subscribed for 250,000 common shares at a price of $.03 per share for total proceeds to the Company of $7,500.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On February 29, 2012, one investor under Rule 506 of Regulation D, subscribed for 250,000 common shares at a price of $.03 per share for total proceeds to the Company of $7,500.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the period ended February 29, 2012 and our audited Financial Statements and notes thereto for the period ended February 28, 2011.

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

RESULTS OF OPERATIONS

For the period ended February 29, 2012 as compared to the period ended February 28, 2011.

	2012	2011
Sales - Guardian Alert	168,791	235,228
Sales - Scope Out	-	-
Total Sales	168,791	235,228

Sales for the period ended February 29, 2012 decreased by 28%. The sales decrease was primarily attributable to our sales related to the Guardian Alert line of product sold in Europe, and the economic conditions there caused our major distributor to sell less units. Guardian Alert unit revenues for the years ended February 28, 2011 and February 28, 2010 were $235,228 and $141,550, respectively, an increase of 166%. This increase was largely due to our increased marketing efforts. ScopeOut® unit revenues for the years ended February 28, 2011 and February 28, 2010 were $nil and $1,190, respectively, a decrease of 100%. This decrease was largely due to our reduced marketing efforts regarding ScopeOut® so we could concentrate on Guardian Alert® sales.  Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products but with emphasis on large sales opportunities for Guardian Alert®.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

Direct Cost
	2012	2011
Scope Out Direct Costs
Cost of sales	-	-
Manufacturing expenses	-	-
Research and development	-	-
Commissions	-	-
Royalties - related party	60,000	104,680
Write - off of inventory	-	-
Total Scope Out Direct Costs	60,000	104,680

Guardian Alert Direct Costs
Cost of sales	-	-
Manufacturing expenses	59,100	83,561
Research and development	12,000	-
Commissions	52,078	55,854
Royalties - related party	7,622	-
Write – off of inventory	189,888	58,174
Total Guardian Alert Direct Costs	320,688	197,589

Total Direct Costs	380,688	302,269

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Management periodically reviews inventory and makes a determination as to whether any inventory is obsolete.  If we determine that certain materials and or products are not in saleable condition and that the likelihood of them being sold is remote, management will make a decision to write off the inventory and or parts of inventory that it deems will not sell.  If previously written-off inventory later sells, costs of sale are significantly lower due to the previous write-off of those costs.  This can materially affect period gross profit ratios.  During the year ended February 29, 2012 and February 28, 2011, the Company wrote off inventory not accounted for during inventory observation.

Direct costs for the period ended February 29, 2012 increased by 26%. Sense Technologies incurred direct costs of $380,688 and $302,269 for the years ended February 29, 2012 and February 28, 2011, respectively.

Direct costs related to ScopeOut® were $60,000 and $104,680 for the years ended February 29, 2012 and February 28, 2011, respectively, an decrease of 43%. The decrease is primarily attributable to the decrease in royalties paid.

Direct costs related to Guardian Alert were $320,688 and $197,589 for the years ended February 29, 2012 and February 28, 2011, respectively. This change represents an increase of 162%. The increase is primarily from assembly costs and inventory write-off related to Guardian Alert. Manufacturing expenses incurred were $59,100 and $83,561 for the years ended February 29, 2012 and February 28, 2011, respectively. This decrease is attributed to the expenses incurred in 2012 related to the assembly components of the Guardian Alert product line and reduced sales.

Selling, General, and Administrative
	2012	2011
Advertising and marketing	$2,876	$1,639
Bad debt expense	2,532	-
Consulting fees	139,172	46,200
Contract labor	12,000	12,000
Depreciation	11,038	11,038
Filing fees	10,792	5,428
Insurance	27,132	26,733
Bank charges	3,570	3,047
Legal and accounting	32,834	58,603
Wages/Management fees	-	30,950
Office and miscellaneous	10,805	19,200
Rent	14,744	8,700
Shareholder information and printing	-	28
Tax penalties	11,986	11,986
Telephone and utilities	632	496
Transfer agent fees	10,331	12,482
Travel and automotive	7,915	10,030
Total	$298,359	$258,560

Sense Technologies, Inc. had selling, general and administrative expenses of $298,359 for the year ended February 29, 2012, compared to selling, general and administrative expenses of $258,560 for the year ended February 28, 2011, an increase in selling, general and administrative expenses of $39,799 from the prior period. The increase of 15% was mainly due to the increase of consulting fees for the Guardian Alert.

Advertising and marketing fees increased during this fiscal year, $2,876 and $1,639 for the years ended February 29, 2012 and February 28, 2011, respectively.

Consulting fees increased from $46,200 for the year ended February 28, 2011 to $139,172 for the year ended February 29, 2012, an increase of 301%.  The increase was a result of an increase in consulting related to the ScopeOut® products, specifically, for efforts to promote the product to the DOT and NHTSA as it evaluates products for the Cameron Gulbransen Law.

Bank charges increased slightly in the year ended February 29, 2012 to $3,570 from $3,047 in the year ended February 28, 2011.

Office and miscellaneous fees were $10,805 and $19,200 for the years ended February 29, 2012 and February 28, 2011, respectively. The decrease of 44% was due to decrease in shipping and lower supply costs.

Rent expenses increased to $14,744 in the fiscal year February 29, 2012 from $8,700 in the year ended February 28, 2011. The increase of 69% was a result of the Company’s default on a lease in Phoenix and rent payments to satisfy that obligation.

Components of Office and Miscellaneous Expenses and Travel and Automotive Expenses for the periods follow:

Office and Miscellaneous Expenses:	2012	2011
Postage and Delivery	$5,446	$6,600
Foreign Exchange	-	504
Dues and subscriptions	-	295
Licenses and Permits	158	157
Freight & Delivery	3,893	1,035
Office Supplies	314	763
Supplies	392	1,745
Payroll Taxes	-	866
Printing and Reproduction Costs	-	1,528
General Miscellaneous	602	651
Total	$10,805	$19,200

Travel and Automotive Expenses:
Guardian Alert Travel	$7,915	$10,030
ScopeOut Travel	-	-
Total	$7,915	$10,030

Our travel costs have been focused on the Guardian Alert® product as opposed to the ScopeOut® in the year ended February 29, 2012 and February 28, 2011.

Following summarizes the overall operations results:

			Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Sales	$168,791	$235,228	$(66,437)	(28	) %
Direct Costs	$380,688	$302,269	$78,419	26%
General and Administrative expenses	$298,359	$258,560	$39,799	15%
Net Loss from Operations	$510,256	$302,269

We had a loss from operations of $510,256 for year ended February 29, 2012, compared to a loss from operations of $325,601 for the year ended February 28, 2011, an increase in loss from operations of $184,655 from the prior year. The increase in the loss from operations was primarily attributable to the decrease in sales.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at February 29, 2012 was $nil as compared to $750 at February 28, 2011. This slight decrease was due to the net of our use of cash in operating and investing activities and cash provided by financing activities.

Our net loss of $904,744 for fiscal year 2012 included non-cash charges of $45,000 for consulting fees through issuance of common stock options, for $20,000 debt discount through issuance of common stock options, bad debt expense of $2,532 for uncollectible account and depreciation of $11,038.  Our net loss of $514,349 for fiscal year 2011 includes non-cash charges of $19,626 for management fees to a Director through the issuance of common stock options and for depreciation expense of $11,038.  Non-cash working capital changes included decreases in accounts receivable and advances payable and increases in prepaid expenses, accounts payable and accrued expenses. The net cash used in operating activities for fiscal 2012 was $499,423 as compared to $262,367 for fiscal year 2011.

We have generated only limited revenues to date, have a deficit of $18,774,341 as of February 29, 2012, compared to $17,979,597 as of February 28, 2011. If we are unable to raise adequate working capital for fiscal 2012, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2013, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears.  Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $499,423 during fiscal year 2012, compared to $262,367 during fiscal 2011. The increase in cash used in fiscal 2012 was primarily due to the following factors:

(i)	Purchase of new inventory
(ii)	Consulting fees

The Company is in arrears with respect to nine notes payable totaling $604,447. The Company plans to address this situation on a per-note basis as sufficient net cash flows are generated with which to negotiate new terms on these notes.  In the meantime, these notes could be foreclosed on which would negatively impact the Company’s ability to continue in business.  Should that happen, a plan for an interim solution to each note default would be attempted, but there is no assurance these efforts would be successful to forestall a serious impairment of the Company’s ability to continue.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $0 during fiscal year 2012 and 2011.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $498,673 during fiscal year 2012 compared to net cash provided of $262,408 during fiscal year 2011.

During fiscal year 2012, we received $326,000 through subscriptions to private placements of our common shares for which shares were issued and $52,500 through subscriptions to private placements of our common shares for which the shares were issued subsequent to February 29, 2012.  In the fiscal 2011, we had received $319,000 through subscriptions to private placements of our common shares for which shares were issued.

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

We project that we will have the following cash needs to fund our ongoing operating expenses and working capital requirements through February 28, 2013, as detailed below.

General and administrative	$300,000
Debt repayment	100,000
General Working Capital (1)	600,000
TOTAL	$1,000,000

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

We are hopeful that internal cash flow will cover our cash requirements, but otherwise plan to raise additional capital as required to meet the balance of our estimated funding requirements through February 28, 2013, through either or a combination of:

(1)	issuance of promissory notes payable
(2)	private placements of our common shares
(3)	cash flow from operations

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. In respect of our cash requirements, we plan to raise $50,000 from equity investors via private placements of our common stock and we need to secure debt financing through a line of credit facility in the amount of $250,000 to finance inventory purchases. Should our inventory not turn over as anticipated, we will need to raise additional funds through a combination of debt issuances and equity offerings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sense Technologies, Inc.

We have audited the accompanying balance sheets of Sense Technologies, Inc. as of February 29, 2012 and February 28, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements of Sense Technologies, Inc. referred to above present fairly, in all material respects, the financial position of Sense Technologies, Inc. as of February 29, 2012 and February 28, 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has and has negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ M&K CPAS, PLLC

September 3, 2012
www.mkacpas.com

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of February 29, 2012 and February 28, 2011
(Stated in US Dollars)

	February 29	February 28
	2012	2011
ASSETS
Current
Cash	$-	$750
Accounts Receivable	1,956	1,134
Accounts Receivable–Related Party	-	2,532
Inventory	-	171,365
Prepaids	8,914	11,131
Total Current Assets	10,870	186,912
Deposit	800	800
Prepaid royalties, non-current	57,698	-
Equipment – Net of accumulated depreciation of $115,384 and $104,346 at February 29, 2012 and February 28, 2011, respectively	27,323	38,361
Intangible assets	51	51
Total Assets	$96,742	$226,124

LIABILITIES
Current
Bank overdraft	$192	$8,485
Accounts payable	308,341	341,932
Accounts payable-related party	36,528	43,950
Accrued expenses	1,282,073	1,176,935
Accrued expenses-related party	70,811	70,811
Notes payable, current portion	606,051	461,380
Notes payable-related party	412,090	386,590
Advances payable – related entity	3,117	67,850
Dividends payable	297,915	266,323
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,601,565	3,408,703

Notes payable, long-term	139,000	-
Total Liabilities	3,740,565	3,408,703

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at February 29, 2012 (February 28, 2011: 315,914)	315,914	315,914
Common stock, without par value unlimited shares authorized, 100,818,448 shares issued at February 29, 2012 (February 28, 2011: 87,951,781)	14,783,215	14,392,215
Common stock payable	141,389	88,889
Deficit	(18,884,341)	(17,979,597)
Total Stockholders’ Deficiency	(3,643,823)	(3,182,579)
Total Liabilities and Stockholders’ Deficiency	$96,742	$226,124

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
For the years ended February 29, 2012 and February 28, 2011
(Stated in US Dollars)

	For the years ended
	February 29,	February 28,
	2012	2011
Sales	$168,791	$235,228

Direct Costs	380,688	302,269

Gross Profit	(211,897)	(67,041)

Operating Expenses
Advertising and marketing	2,876	1,639
Bad debt expense	2,532	-
Consulting fees	139,172	46,200
Contract labor	12,000	12,000
Depreciation	11,038	11,038
Filing fees	10,792	5,428
Insurance	27,132	26,733
Bank charges	3,570	3,047
Legal and accounting	32,834	58,603
Wages	-	30,950
Office and miscellaneous	10,805	19,200
Rent	14,744	8,700
Shareholder information and printing	-	28
Tax penalties	11,986	11,986
Telephone and utilities	632	496
Transfer agent fees	10,331	12,482
Travel and automotive	7,915	10,030
	298,359	258,560
Net operating loss	(510,256)	(325,601)

Other Income and (Expenses)
Impairment of prepaid royalty	(189,000)	-
Interest Expense	(173,897)	(188,748)
	(362,897)	(188,748)

Net loss	(873,153)	(514,349)

Preferred dividends, paid or accrued	31,591	31,591

Net loss attributable to common stockholders	$(904,744)	$(545,940)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	92,9389,391	73,966,641

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the years ended February 29, 2012 and February 28, 2011
(Stated in US Dollars)

	2012	2011
Operating Activities
Net loss for the period	$(873,153)	$(514,349)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	11,038	11,038
Bad debt expense	2,532	-
Impairment of prepaid royalties	189,000	-
Common shares issued for debt discount	20,000	-
Common shares issued for services	45,000	19,626
Common shares issued for reduction in note payable and accrued interest	-	213,414
Changes in non-cash working capital balances related to operations:
Accounts Receivable	(822)	5,900
Inventory	171,365	(171,365)
Prepaids	(55,481)	(2,157)
Deposits	-	(800)
Accounts payable	(49,307)	96,029
Accrued expenses	105,138	31,552
Advances payable	(64,733)	48,745
Net cash used in operating activities	(499,423)	(262,367)
Financing Activities
Borrowing on notes payable	163,036	42,775
Repayment on notes payable	(34,470)	(99,367)
Repayment on bank indebtedness	(8,393)	-
Proceeds from common stock issued for cash	326,000	319,000
Proceeds from common share subscriptions	52,500	-
Net cash provided by financing activities	498,673	262,408

Increase in cash during the period	(750)	41

Cash, beginning of period	750	709

Cash, end of period	$-	$750

Supplemental Disclosures of Cash Flow Information:

Accrual of Preferred Stock Dividend	$31,591	$31,591
Forgiveness of Related Party Accrual	$-	$602,907
Note Payable Issued for Prepaid Royalty	$189,000	$-

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the years ended February 29, 2012 and February 28, 2011
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 28, 2010	66,804,651	$13,135,268	315,914	$315,914	$190,889	$(17,433,657)	$(3,791,586)
Common share subscriptions	-	-	-	-	224,000	-	224,000
Common stock issued	21,147,130	634,414	-	-	(326,000)		308,414
Write-off of related party gain on conversion of debt		71,138	-	-	-	-	71,138
Forgiveness of related party royalties	-	523,335	-	-	-	-	523,335
Write-off gain on forgiveness of related party accounts payable	-	8,434	-	-	-	-	8,434
Dividends	-	-	-	-	-	(31,591)	(31,591)
Options Issued to Directors	-	19,626	-	-	-	-	19,626
Net income (loss) for the period	-	-	-	-	-	(514,349)	(514,349)
Balance, February 28, 2011	87,951,781	14,392,215	315,914	315,914	88,889	(17,979,597)	(3,182,579)
Common stock issued for cash	10,866,667	326,000	-	-	-	-	326,000
Common stock issued for services	1,500,000	45,000	-	-	-	-	45,000
Common stock issued for debt discount	500,000	20,000	-	-	-	-	20,000
Common stock subscribed	-			-	52,500	-	52,500
Dividends	-		-	-	-	(31,591)	(31,591)

Net income (loss) for the period	-		-	-	-	(873,153)	(873,153)
Balance, February 29, 2012	100,818,448	$14,783,215	315,914	$315,914	$141,389	$(18,884,341)	$(3,643,823)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

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

During the years ended February 29, 2012 and February 28 2011, the Company had assets and generated sales primarily in the United States of America.

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

Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at either February 29, 2012 or February 28, 2011.

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

Accounts Receivable
Accounts Receivable are stated at the amounts management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written of through a charge to the valuation allowance and a credit to accounts receivable. Total Allowance for Doubtful Accounts during the years ended 2012 and 2011 was zero and zero, respectfully. The net Accounts Receivable is $1,956 and $3,666 at February 29, 2012 and February 28, 2011, respectively. Balances due from related parties are classified as such on the balance sheet.

Inventory
Inventory consists of finished goods which are recorded at the lower of average cost and net realizable value. Average cost is determined using the weighted-average method and includes invoice cost, duties and freight where applicable plus direct labor applied to the product and an applicable share of manufacturing overhead. A provision for obsolescence for slow moving inventory items is estimated by management based on historical and expected future sales and is included in cost of goods sold. Inventory was expensed at year-end as the Company did not have title or access.

Prepaid Royalties
Prepaid royalties consist of guaranteed royalties the company has paid but for which sales have not yet been completed. Royalty expense that will not be recognized in the next year is classified as long-term. On December 31, 2011, the Company issued a promissory note for $189,000 for guaranteed royalty payments due under the licensing agreement. Due to limited cash flows to insure the payment of this note, an impairment equal to the promissory note has been recorded.

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

Intangible Assets
The Company’s intangible assets are comprised of licenses fees. Licensing fees are generally amortized on a straight-line basis over the periods of benefit and recognized on the statements of loss.

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
For the year ended February 29, 2012, potentially dilutive common shares relating to options, convertible promissory notes payable and convertible preferred shares outstanding totaling 4,957,199 (2011 – 4,957,199) were not included in the computation of loss per share because the effect was anti-dilutive.

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

The following schedule summaries the gross value of assets and liabilities that are measured and recognized at fair value on a non-recurring basis at February 29, 2012.

Fair Value Measurements at February 29, 2012
	Level 1	Level 2	Level 3
Convertible promissory notes payable	$-	$-	$584,447

Fair Value Measurements at February 28, 2011
	Level 1	Level 2	Level 3
Convertible promissory notes payable	$-	$-	$584,447

There were no gains or losses in fair value during the years ended February 29, 2012 or February 28, 2011.

Reclassification
Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

Recently Adopted and Recently Enacted Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on March 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

NOTE 2 – GOING CONCERN

At February 29, 2012, the Company had not yet achieved profitable operations, had an accumulated deficit of $18,884,341 (2011 - $17,979,597) since its inception and incurred a net loss of $873,153 (2011 - $ 514,349) for the year and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2013 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – EQUIPMENT

The following is a summary of this category, including estimated useful lives of the assets:

	February 29, 2012	February 28 2011
Computer Equipment (5 yrs)	38,297	38,297
Furniture and Fixtures (7 yrs)	11,217	11,217
Testing Equipment (5 yrs)	27,137	27,137
Product Molds (7 yrs)	66,056	66,056
Subtotal	142,707	142,707
Less: Accumulated Depreciation	(115,384)	(104,346)
Total	$27,323	38,361

NOTE 4 – INTANGIBLES

Intangible assets are comprised as follows:

	February 29, 2012	February 28, 2011
Guardian Alert License	$50	$50

Scope Out Mirror License	1	1
Net carrying cost	$51	$51

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

At February 29, 2012, the royalty payable - related party to the Guardian Alert License was $480,000 (2011: $480,000). We intend to repay these payables upon successful completion of our business plan and raising of capital via debt or equity instruments.

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

During the year ended February 28, 2012, the Company accrued $nil (2011: $nil) in respect of the royalty owed in respect of the ScopeOut® Mirror License agreement. Under the terms and conditions of the license agreement, the Company is obligated to pay interest on the outstanding royalty payable to the extent that the minimum royalties due under the agreement have not been paid and is calculated at a rate of 8% per annum. As of February 28, 2011, the Company has accrued $59,929 as interest payable. The Company had been unable to make this payment timely, causing the license to revert to non-exclusive.

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

For any sub-licenses of the product, royalties are shared as follows:

OEM/Tier 1 Supplier Sub Licensor:	65% Sense Technologies
35% Inventor

Any other Sub-Licensor:	50% Sense Technologies
50% Inventor

The following table presents the changes in the accrued royalties – related party balance from February 29, 2012 to February 28, 2011:

Guardian Alert	February 29, 2012	February 28, 2011
Beginning balance	480,000	480,000
Accrued	-	-
Paid	-	-
Total Guardian Alert	480,000	480,000
Scope Out
Beginning balance	-	473,334
Accrued	-	-
Write – off	-	(473,334)
	-	-
Total Accrued Royalties	480,000	480,000

NOTE 5 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	February 29,	February 28,
	2012	2011
Bank overdraft	$192	$8,435
Accounts payable	308,341	341,932
Accounts payable – related party	36,528	43,950
Detail of Accrued Expenses:
Lease Settlement	-	45,065
Accrued royalties payable Guardian Alert	480,000	480,000
Accrued interest payable	588,327	453,568
Accrued non-resident withholding taxes, including accrued interest	153,220	143,136
Credit card	8,975	4,119
Commissions Payable	2,934	-
Accrued taxes payable	48,617	51,047
Total accrued expenses	$1,282,073	$1,176,935

Detail of Accrued Expense – Related party:
Accrued payroll – related party	53,694	53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

As of February 29 2012, included in the trade payables is $33,495 (2011: $33,495) and $3,033 (2011: $10,455) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (2011: $480,000) owing to stockholders of the Company in respect of royalties payable and $53,694 (2011: $53,694) owing to the former president of the Company in respect of unpaid wages.

At February 29, 2012, advances payable of $3,117 (2011: $67,850) are due to a company controlled by a director of the Company.

At February 29, 2012, promissory notes payable of $412,090 (2011:  $386,950) is due to a profit sharing and retirement plan which is administered by a director of the Company.

The accounts payable and advances payable are unsecured, non-interest bearing and have no specific terms of repayment. Sense Technologies, Inc. plans to use the funds from sales, and if we are able to raise funds through equity issuances, to fund the payment of delinquent liabilities.

The Company is in arrears with respect to nine notes payable totaling $604,447.

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
50% Inventor

The current royalties accrued for Scope Out royalties are $nil as of February 29, 2012 and February 28, 2011.

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

NOTE 7 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	February 29,	February 28,
	2012	2011
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between August 2012 and July, 2012.	$243,000	$243,000
Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum with repayment due December 15, 2012.	412,090	384,590
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due January 12, 2012	10,000	10,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012	10,000	10,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 5.5% per annum and maturing May 11, 2016.	85,607	94,000
Finance agreement on directors and officers liability policy, bearing interest at 7.45%, maturing August 23, 2012. This agreement is repayable in monthly principal and interest payments of $1,443.	5,444	4,380
Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, no maturity date.	100,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 12.0% per annum, no maturity date.	100,000	-
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014.	189,000	-
Promissory note payable, no stated interest or maturity date	2,000	2,000
	1,157,141	847,970
Less: current portion	(918,141)	(847,970)
Long-term portion	$139,000	$-

The Company is in arrears with respect to two notes payable totaling $20,000.

Convertible notes payable:	February 29, 2012	February 28, 2011
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demean for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 29, 2012 and February 28, 2011, these notes were in arrears.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

The Company is in arrears with respect to seven convertible notes payable totaling $584,447.

Future minimum note payments as of February 29, 2012 are as follows:

Years Ending February 28,
2013	$1,602,588
2014	120,000
2015	19,000
Thereafter	-

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

Dividends on preferred shares are payable annually on July 31 of each year. During the year ended February 29, 2012, the Company accrued dividends payable of $31,591 (2011: $31,591). Dividends are currently accruing and total $297,915.

NOTE 9 – COMMON STOCK

a)           Common stock issued for cash

During the year ended February 29, 2012, the company issued 10,866,667 shares of common stock for cash proceeds of $326,000.

b)           Common stock for services
During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 2,500,000 common shares for past services provided. The fair value of each common share was $0.08 on the grant date. The shares, fully vested and non-forfeitable on the grant date, were issued in 2009. This balance is presented as Common Stock as of February 28, 2010. Further, in connection with a consulting services agreement, the Company also committed to issue 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on the quoted market price of the Company’s common shares. This balance is presented as Common Stock Payable as of February 29, 2012 and February 28, 2011.

During the year ended February 29, 2012, the Company issued 500,000 common shares to secure a promissory note. The fair value of each common share was $0.04 based on the closing trading price on the issue date and was recorded as debt discount of $20,000. The Company issued 1,500,000 common shares for consulting services. The fair value of each common share was $0.03 based on the closing trading price on the issue date and was recorded as consulting expense of $45,000.

c)           Common stock issued for repayment of note payable
During the year ended February 28, 2011, the company issued 7,113,796 shares of common stock for reduction in note payable – related party and accrued interest of $213,414. Stock was recorded at fair market value equal to the amount of debt reduction, thus no gain or loss was recorded.

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

	February 28, 2012
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, February 28, 2011	3,000,000	$0.04

	February 28, 2011
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	2,000,000	$0.04
Issued during the year	1,000,000	0.03
Outstanding and exercisable, February 28, 2011	3,000,000	$0.04

The weighted average remaining contractual life of the share purchase options at February 29, 2012 is 4 years (February 28, 2011: 4 years)

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

	2012	2011
Expected dividend yield	0.0%	0.0%

Expected volatility	306.11%	306.11%

Risk-free interest rate	1.07%	1.07%

Expected term in years	2.5	2.5

At February 29, 2012, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

1,000,000	$0.05	December 31, 2012
1,000.000	$0.03	December 31, 2014
1,000,000	$0.03	December 31, 2015

Warrants

As of February 29, 2012 and February 28, 2011, the Company had no outstanding warrants.

NOTE 10 - LEASE

The Company has a commercial lease for real estate. Rent expense for years ended February 29, 2012 and 2011 was $14,744 and $8,700, respectively. The terms of the lease range from October 1, 2010 through October 31, 2012.

Future minimum lease payments under this agreement as of February 29, 2012 are as follows:

Years Ending February 28,
2013	$7,440
Thereafter	-

NOTE 11 – INCOME TAXES

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	February 29,	February 28
	2012	2011
	(35.00%)	(35.00%)
Net operating loss carryforwards	$2,913,043	$2,673,589
Valuation allowance for deferred tax assets	(2,913,043)	(2,673,589)
Net deferred tax assets	$-	$-

As of February 29, 2012, the Company had net operating loss carryforwards of approximately $8,322,981 available to offset future taxable income.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both February 29, 2012 and February 28, 2011.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  All our tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statute of limitation.  The Company currently has no tax years under examination.

Based on the management’s assessment of pronouncements, they concluded that no significant impact on the Company’s results of operations or financial position, and required no adjustment to the opening balance sheet accounts.   The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of February 29, 2012. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company is in arrears on filing its statutory income tax returns and is therefore has estimated the expected amount of loss carry forwards available once the outstanding returns are filed.  The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

NOTE 12 – LAWSUIT SETTLEMENT

In August 2009 the company settled litigation related to breach of lease and past due rent for $73,065. Prior to February 29, 2012 the company paid $73,065 of this judgment. The balance was paid as of February 29, 2012.

The holders of unsecured convertible promissory notes bearing interest at 10% per annum have matured and the holders have received default judgments against the Company. The notes are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. As of February 29, 2012, the notes have not been converted.

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

For the year ended February 29, 2012, two (2) customers accounted for approximately 76% of revenue. For the year ended February 28, 2011 these two (2) customers accounted for 90% of revenue.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of February 29, 2012 and February 28, 2011 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:         30,000 units
End of calendar year containing the third anniversary:              60,000 units

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 3, 2012, the date of which the financial statements were available to be issued.

Subsequent to year end, 8,316,666 shares of common stock were subscribed and issued for $249,500.

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

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of February 28, 2012.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of February 28, 2012 due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

In connection with the preparation of our financial statements for the year ended February 28, 2011, certain significant deficiencies in internal control became evident to management, including:

Significant Deficiencies Identified

(i)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended February 29, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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
Our company's accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's February 29, 2012 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2012 assessment of the effectiveness of our internal control over financial reporting.

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

Item 9B.    Other Information

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages, and business experience for at least the past five years and positions of the directors and executive officers of the Company as of August 29, 2012, are as follows. The Company’s board of directors consists of three directors. All directors serve until the next annual meeting of the Company’s stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

Set forth below are the names, ages and positions of the executive officers and directors of the Company.

Name	Age	Position	Position Held Since
Bruce E. Schreiner	57	Director, President, CEO, & CFO	August 10, 1993
James R. Iman	66	Director	June 21, 2004
Robert Doviak	52	Director	November 15, 2007
Brian Bangs	34	Director	August 16, 2010

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

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED LAST TWO FINANCIAL YEARS

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers and directors are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bruce Schreiner, President, CEO and Director	Nil	Nil	Nil	Nil	Nil	Nil	N/A	N/A	N/A
Robert Doviak, Director	500,000 500,000	Nil Nil	Nil Nil	$0.03 0.05	December 31, 2014 December 31, 2012	N/A N/A	N/A N/A	N/A N/A	N/A N/A
James Iman, Director	500,000 500,000	Nil Nil	Nil Nil	$0.03 0.05	December 31, 2014 December 31, 2012	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Brian Bangs, Director	1,000,000	Nil	Nil	$0.03	December 31, 2014	N/A	N/A	N/A	N/A

AGGREGATED OPTION/SAR EXERCISES DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES

There were no stock options exercised during the Company’s fiscal year ended February 29, 2012.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	1.000,000 2,000,000	$ $	.05 .03
Total	3,000,000		$.04

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership [1]	Percent of Class [2]
Bruce E. Schreiner, Director 3535 Grassridge Drive Grand Island, Nebraska 68803	7,698,634	7.05%
James Iman, Director 2601 Ridgmar Plaza Suite 201 Fort Worth TX 76116	1,150,000	0.11%
Robert Doviak 13237 Montfort Drive Dallas TX 75240	1,099,350	0.11%
Brian Bangs 116 E 9th Street Wood River, NE 68883	1,500,00	0.14%
All directors and officers as a group (4 persons)	11,447,984	10.49%

(1)	Based upon information furnished to Sense by the Directors, Executive Officers or beneficial holders, or obtained from the stock transfer agent of Sense, or obtained from insider reports.
(2)	Based upon a total of 109,135,114 shares of common stock currently issued and outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the year ended February 29, 2012, we incurred interest charges in the amount of $48,513 on promissory notes payable to the Schroeder & Schreiner P.C. 401(K) Profit Sharing Plan administered by Bruce Schreiner.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit of our financial statements as at February 29, 2012 and February 28, 2011 and for the years then ended was carried out by M&K CPAS, PLLC.  The fees for services provided to us in each of the fiscal years ended February 29, 2012 and February 28, 2011 were as follows:

Fees	2012	2011
Audit fees	$33,650	$33,650
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2012.

SENSE TECHNOLOGIES INC.

By:  /s/ Bruce E. Schreiner
Bruce E. Schreiner
President, Chief Executive Officer,
Chief Financial Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	Title:	Date:

/s/ Bruce E. Schreiner
Bruce E. Schreiner	Chief Executive Officer, President Director and Chief Financial Officer	September 14, 2012

/s/ James R. Iman
James R. Iman	Director	September 14, 2012

/s/ Bob Doviak
Bob Doviak	Director, Secretary	September 14, 2012

/s/ Brian Bangs
Brian Bangs	Director	September 14, 2012