Form 10-Q
period 2012-05-31
SENSE TECHNOLOGIES INC
filed 2012-10-19
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2012
Common Stock	102,768,448 shares

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
INTERIM FINANCIAL STATEMENTS
May 31, 2012
(Stated in US Dollars)
( Unaudited )

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of May 31, 2012 and February 29, 2012
(Stated in US Dollars)

	May 31	February 29
	2012	2012

ASSETS
Current
Cash	$-	$-
Accounts Receivable	36,970	1,956
Inventory	8,179	-
Prepaids	11,087	8,914
Total Current Assets	56,236	10,870
Deposit	800	800
Prepaid royalties, non-current	53,757	57,698
Equipment – Net of accumulated depreciation of $118,439 and $115,384 at May 31, 2012 and February 29,2012, respectively	24,790	27,323
Intangible assets	51	51
Total Assets	$135,634	$96,742

LIABILITIES
Current
Bank overdraft	$14,471	$192
Accounts payable	294,748	308,341
Accounts payable-related party	36,084	36,528
Accrued expenses	1,322,667	1,282,073
Accrued expenses-related party	70,811	70,811
Notes payable, current portion	604,030	606,051
Notes payable-related party	412,090	412,090
Advances payable – related entity	22,957	3,117
Dividends payable	305,813	297,915
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,668,118	3,601,565

Notes payable, long-term	139,000	139,000
Total Liabilities	3,807,118	3,740,565

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at May 31, 2012 (February 29, 2012: 315,914)	315,914	315,914
Common stock, without par value 150,000,000 shares authorized, 102,768,448 shares issued at May 31, 2012 (February 29, 2012: 100,818,448)	14,841,715	14,783,215
Common stock payable	118,889	141,389
Deficit	(18,948,002)	(18,884,341)
Total Stockholders’ Deficiency	(3,671,484)	(3,643,823)
Total Liabilities and Stockholders’ Deficiency	$135,634	$96,742

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENTS OF LOSSES
For the three months ended May 31, 2012 and 2011
(Stated in US Dollars)

	For the three months ended
	May 31,	May 31,
	2012	2011

Sales	$65,680	$51,809

Direct Costs	38,402	49,453

Gross Profit	27,278	2,356

Operating Expenses
Advertising and marketing	-	2,806
Consulting fees	11,000	16,000
Contract labor	3,000	3,000
Depreciation	2,533	2,760
Filing fees	650	223
Insurance	6,998	6,634
Bank charges	722	792
Legal and accounting	7,095	1,144
Office and miscellaneous	3,268	2,613
Rent	3,564	3,742
Shareholder information and printing	26	-
Telephone and utilities	72	84
Transfer agent fees	-	1,171
Travel and automotive	22	4,042
	38,950	45,011
Net operating loss	(11,672)	(42,655)

Other Income and (Expenses)
Interest Expense	(44,091)	(39,899)

Net loss	(55,763)	(82,554)

Preferred dividends, paid or accrued	7,898	7,898

Net loss attributable to common stockholders	$(63,661)	$(90,452)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	100,945,622	87,951,781

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the three months ended May 31, 2012 and 2011
(Stated in US Dollars)

	2012	2011
Operating Activities
Net loss for the period	$(55,763)	$(82,554)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	2,533	2,760
Changes in non-cash working capital balances related to operations:
Accounts Receivable	(35,014)	(5,639)
Inventory	(8,179)	(32,721)
Prepaids	1,767	(531)
Deposits	-	-
Accounts payable	242	(26,827)
Accrued expenses	40,596	-
Advances payable	19,840	-
Net cash used in operating activities	(33,978)	(145,512)
Financing Activities
Borrowing on notes payable	6,671	22,612
Repayment on notes payable	(5,865)	(6,963)
Repayment on bank indebtedness	(2,828)	-
Proceeds from common stock issued for cash	36,000	130,000
Net cash provided by financing activities	33,978	145,649

Increase in cash during the period	-	137

Cash, beginning of period	-	750

Cash, end of period	$-	$887

Supplemental Disclosures of Cash Flow Information:

Cash Paid for Interest	$1,238	$4,955
Accrual of Preferred Stock Dividend	$7,898	$7,898
Stock Issued from Common Stock Payable	$22,500	$-

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
As of the period ended May 31, 2012
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 28, 2011	87,951,781	$14,392,215	315,914	$315,914	$88,889	$(17,979,597)	$(3,182,579)
Common stock issued for cash	10,866,667	326,000	-	-	-	-	326,000
Common stock issued for services	1,500,000	45,000	-	-	-	-	45,000
Common stock issued for debt discount	500,000	20,000	-	-	-	-	20,000
Common stock subscribed	-	-		-	52,500	-	52,500
Dividends	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(873,153)	(873,153)
Balance, February 29, 2012	100,818,448	14,783,215	315,914	315,914	141,389	(18,884,341)	(3,643,823)
Common stock issued for cash	1,950,000	36,000	-	-	-	-	36,000
Common Stock Issued for Subscription	750,000	22,500	-	-	(22,500)	-	-
Dividends	-		-	-	-	(7,898)	(7,898)
Net income (loss) for the period	-		-	-	-	(55,763)	(55,763)
Balance, May 31, 2012	102,768,448	$14,841,715	315,914	$315,914	$118,889	$(18,948,002)	$(3,671,484)

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

While the information presented in the accompanying three months to May 31, 2012 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 29, 2012.

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

NOTE 2 – GOING CONCERN

At May 31, 2012, the Company had not yet achieved profitable operations, had an accumulated deficit of $18,948,002 (February 29, 2012 - $18,884,341) since its inception and incurred a net loss of $55,763 (2011 - $ 82,554) for the three months ended May 31, 2012 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2013 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	May 31,	February 29,
	2012	2012
Bank overdraft	$14,471	$192
Accounts payable	294,748	308,341
Accounts payable – related party	36,084	36,528

Detail of Accrued Expenses:
Accrued royalties payable Guardian Alert	480,000	480,000
Accrued interest payable	630,371	588,327
Accrued non-resident withholding taxes, including accrued interest	153,220	153,220
Credit card	8,284	8,975
Commissions Payable	3,258	2,934
Accrued taxes payable	47,534	48,617
Total accrued expenses	$1,322,667	$1,282,073

Detail of Accrued Expense – Related party:
Accrued payroll – related party	53,694	53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

The Company is in arrears with respect to nine notes payable totaling $604,447.

NOTE 4 – COMMON STOCK

a)           Common stock issued for cash

During the three months ended May 31, 2012, the company issued 1,950,000 shares of common stock for cash proceeds of $58,500, of which $22,500 was received in the previous quarter and recorded in Common Stock Payable.

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

	May 31, 2012
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, May 31, 2012	3,000,000	$0.04

	February 29, 2012
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, May 31, 2012	3,000,000	$0.04

At May 31, 2012, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

1,000,000	$0.05	December 31, 2012
1,000.000	$0.03	December 31, 2014
1,000,000	$0.03	December 31, 2015

Warrants

As of May 31, 2012 and February 29, 2012, the Company had no outstanding warrants.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	May 31,
	2012	2011
Interest expense	$12,381	$34,193

As of May 31, 2012, included in accounts payable is $33,495 (February 29, 2012: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,589 (February 29, 2012: $3,033) to a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 29, 2012: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 29, 2012: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of May 31, 2012, included in advances payable is $22,957 (February 29, 2012: $3,117) owed to a company controlled by a director.

As of May 31, 2012, promissory notes payable of $412,090 (February 29, 2012: $412,090) is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
December, 2012	$216,372
December, 2012	168,218
April, 2012	15,000
August, 2012	12,500
Total	$412,090

All bear interest at 12% per annum.

NOTE 6 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 100% of the Company’s revenues are obtained from three (3) customers and one of these customers represents a significant portion of the accounts receivable. The Company is exposed to significant sales and accounts receivable concentration. Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the three months ended May 31, 2012, one (1) customer accounted for approximately 87% of revenue. For the three months ended May 31, 2011, there were two (2) customers that accounted for $47,953 (92%) of sales revenue.

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 26, 2012, the date of which the financial statements were available to be issued.

Management’s Discussion And Analysis
Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended May 31, 2012 and our Financial Statements and notes thereto for the period ended May 31, 2012.

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

2.           Results of Operations

For the three month period ended May 31, 2012 as compared to the three month period ended May 31, 2011.

	For the three months ended
	May 31, 2012	May 31, 2011
Sales
Sales Guardian Alert	65,680	51,809
Sales Scope Out	-	-
	65,680	51,809

Sales for the quarter ended May 31, 2012increased by 26% from $51,809 to $65,680 due to increased demand for Guardian Alert and a shift of our focus from Scope Out to Guardian Alert sales. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the Three months ended May 31,
	2012	2011
Direct Cost
Scope Out Direct Costs
Cost of sales	-	-
Manufacturing expenses	-	-
Research and development	-	-
Commissions	-
Royalties - related party	15,000	15,000
Total Scope Out Direct Costs	15,000	15,000

Guardian Alert Direct Costs
Cost of sales	-	10,779
Manufacturing expenses	6,761	7,685
Research and development	3,000	3,000
Commissions	9,700	12,027
Royalties	3,941	962
Total Guardian Alert Direct Costs	23,402	34,453
Total Direct Costs	38,402	49,453

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $15,000 and $15,000 for the three month periods ended May 31, 2012 and 2011, respectively.

Direct costs related to Guardian Alert were $23,402 and $34,453 for the three month period ending May 31, 2012 and 2011, respectively. This change represents an decrease of 32%. Commission expenses were $9,700 and $12,027 for the three month period ended May 31, 2012 and 2011, respectively. Commission expense decreased 19% due to a decrease in commissioned sales.  Manufacturing expenses were $6,761 and $7,685 for the three month period ended May 31, 2012 and 2011, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2012 and 2011 represents assembly costs for the sales achieved for the same period.

Selling, General, and Administrative

	For the three months ended
	May 31, 2012	May 31, 2011
Advertising and marketing	-	2,806
Consulting fees	11,000	16,000
Contract labor	3,000	3,000
Depreciation	2,533	2,760
Filing fees	650	223
Insurance	6,998	6,634
Bank charges	722	792
Legal and accounting	7,095	1,144
Office and miscellaneous	3,270	2,613
Rent	3,564	3,742
Shareholder information and printing	26	-
Telephone and utilities	72	84
Transfer agent fees	-	1,171
Travel and automotive	22	4,042
Interest expense	44,089	39,899
Total	83,041	84,910

Sense Technologies, Inc. had selling, general and administrative expenses of $83,041 for the three month period ended May 31, 2012 compared to selling, general and administrative expenses of $84,910 for the three month period ended May 31, 2011, a decrease in selling, general and administrative expenses of  2% from the prior period.

Advertising and marketing fees increased as compared to the prior three month period. We had marketing fees of $0 and $2,806 for the three month period ended May 31, 2012 and 2011, respectively.

Consulting fees decreased from $16,000 for the three month period ended May 31, 2011 to $11,000 for the three month period ended May 31, 2012. The decrease was a result of consulting related to Guardian Alert product sales.

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

Legal and accounting fees increased from $1,144 in the three month period ended May 31, 2011 to $7,095 for the three month period ended May 31, 2012.

Following summarizes the overall operations results for the three month period ended May 31:

			Increase	% Increase
	2012	2011	( Decrease)	(decrease)

Sales	65,680	51,809	13,871	26.77
Direct Costs	38,402	49,453	(11,051)	(22.35)
General and Administrative expenses	83,041	84,910	(1,869)	(2.20)
Net Loss	(55,763)	(82,554)	(26,791)	(32.45)
Basic and Diluted Loss per share	(.00)	(.00)

We had a loss from operations of $55,763 for three month period ended May 31, 2012, compared to a loss from operations of $82,554 for the three month period ended May 31, 2011, a decrease in loss from operations of $26,791 from the prior year.

Liquidity and Capital Resources

Our cash position at May 31, 2012 was $(14,471) as compared to $(192) at February 29, 2012. This decrease was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 3,671,484 and 3,643,823 as of May 31, 2012 and February 29, 2012, respectively. If we are unable to raise adequate working capital for fiscal 2013, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2013, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $33,978 in 2012, compared to $145,512 in 2011. The decrease in cash used in 2012 was largely due to the increase in accounts receivable, accrued expenses and advances payable.

Net cash provided by financing activities

Net cash provided by financing activities was $33,978 in 2012 compared to net cash provided of $145,649 in 2011.

In 2012, we received $36,000 through subscriptions to our common shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer (who is also acting in the capacity as the principal accounting officer), of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer has concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended May 31, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 29,  2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended May 31, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended May 31, 2012.

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

SENSE TECHNOLOGIES INC.

October 19, 2012	/s/ BRUCE E. SCHREINER
Bruce E. Schreiner
Chief Executive Officer, President, Director, Chief Financial Officer and Principal Accounting Officer