Form 10-K/A
period 2012-02-29
SENSE TECHNOLOGIES INC
filed 2012-10-31
CIK 1077638

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

The aggregate market value of voting and non-voting stock held by non-affiliates for the registrant as of August 31, 2012 was approximately $3,320,152. At August 29, 2012, there were 109,135,114 shares of common stock outstanding.

SENSE TECHNOLOGIES INC.
FORM 10-KA

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-KA contains forward-looking statements, which may be identified as statements containing, including without limitation, the words believes, anticipates, intends, expects or similar words.  These statements are based on our belief as well as assumptions we made using information currently available to us.  Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions.  Actual future results may differ significantly from the results discussed in the forwards-looking statements.  Some, but not all, of the factors that may cause these differences include:  risks related to political and economic uncertainties; risks related to the implementation of our new business strategy; our ability to obtain financing on acceptable terms; competition in the automotive sensing device industry; our ability to obtain widespread acceptance of our sensing devices in the automotive industry; our ability to manage growth; our ability to protect our intellectual property rights; government regulation of the automotive industry as it relates to use of sensing devices; and other uncertainties described elsewhere herein. You should not place undue reliance on these forward-looking statements.

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

Components of Office and Miscellaneous Expenses and Travel and Automotive Expenses for the periods follow:

	2012	2011
Office and Miscellaneous Expenses:
Postage and Delivery	$5,446	$6,600
Foreign Exchange	-	504
Dues and subscriptions	-	295
Licenses and Permits	158	157
Freight & Delivery	3,893	1,035
Office Supplies	314	763
Supplies	392	1,745
Payroll Taxes	-	866
Printing and Reproduction Costs	-	1,528
General Miscellaneous	602	651
Total	$10,805	$19,200

Travel and Automotive Expenses:
Guardian Alert Travel	$7,915	$10,030
ScopeOut Travel	-	-
Total	$7,915	$10,030

Our travel costs have been focused on the Guardian Alert® product as opposed to the ScopeOut® in the year ended February 29, 2012 and February 28, 2011.

Following summarizes the overall operations results:

			Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Sales	$168,791	$235,228	$(66,437)	(28)%
Direct Costs	$380,688	$302,269	$78,419	26%
General and Administrative expenses	$298,359	$258,560	$39,799	15%
Net Loss from Operations	$510,256	$302,269

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

Given our lack of sales in recent years, projecting cash flow from operations is inherently uncertain.  Any funds we generate from operations must, in part, be used to pay down our debt obligations.  Our convertible promissory notes payable totaling approximately $584,000 and various accounts payable are significantly in arrears.  As is stated in our independent accountant’s report there is substantial doubt about the company’s ability to continue as a going concern.  While we anticipate being successful in obtaining our required financing, there is no assurance we will be able to do so at terms we find acceptable.   Additionally, we rely upon the continuing support and patience of creditors in connection with current and in-arrears amounts owed to them.  The failure to obtain sufficient financing or continued support of the creditors could result in our company ceasing operations.

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

/S/ M&K CPAS, PLLC

September 3, 2012
Houston, Texas
www.mkacpas.com

SEE ACCOMPNAYING NOTES TO THE FINANCIAL STATEMENTS

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

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
For the years ended February 29, 2012 and February 28, 2011
(Stated in US Dollars)

	For the years ended
	February 29,	February 28,
	2012	2011
Sales	$168,791	$235,228

Direct Costs	380,688	302,269

Gross Profit	(211,897)	(67,041)

Operating Expenses
Advertising and marketing	2,876	1,639
Bad debt expense	2,532	-
Consulting fees	139,172	46,200
Contract labor	12,000	12,000
Depreciation	11,038	11,038
Filing fees	10,792	5,428
Insurance	27,132	26,733
Bank charges	3,570	3,047
Legal and accounting	32,834	58,603
Wages	-	30,950
Office and miscellaneous	10,805	19,200
Rent	14,744	8,700
Shareholder information and printing	-	28
Tax penalties	11,986	11,986
Telephone and utilities	632	496
Transfer agent fees	10,331	12,482
Travel and automotive	7,915	10,030
	298,359	258,560
Net operating loss	(510,256)	(325,601)

Other Income and (Expenses)
Impairment of prepaid royalty	(189,000)	-
Interest Expense	(173,897)	(188,748)
	(362,897)	(188,748)

Net loss	(873,153)	(514,349)

Preferred dividends, paid or accrued	31,591	31,591

Net loss attributable to common stockholders	$(904,744)	$(545,940)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	92,638,939	73,966,641

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

NOTE 10 – LEASE

The Company has a commercial lease for real estate. Rent expense for years ended February 29, 2012 and 2011 was $14,744 and $8,700, respectively. The terms of the lease range from October 1, 2010 through October 31, 2012.

Future minimum lease payments under this agreement as of February 29, 2012 are as follows:

Years Ending February 28,
2013	$7,440
Thereafter	-

NOTE 11 – INCOME TAXES

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	February 29,	February 28
	2012	2011
	(35.00)%	(35.00)%
Net operating loss carryforwards	$2,913,043	$2,673,589
Valuation allowance for deferred tax assets	(2,913,043)	(2,673,589)
Net deferred tax assets	$-	$-

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

NOTE 13 – CONCENTRATIONS AND CONTINGENCIES

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

The Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer (who is also acting in the capacity as the principal accounting officer), of the effectiveness of its disclosure controls and procedures as of February 29, 2012 (as defined in Excahnge Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company, including its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all eror or fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In the course of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended February 29, 2012; (2) received a report from M&K CPAS, PLLC, our independent auditors, on the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees”; (3) received the written disclosures and the letter from the auditors required by Independence Standards Board Statement No. 1, “Independence Discussions with Audit Committee”; and (4) considered whether the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Based on the foregoing review and discussions, the board has concluded that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended February 29, 2012 filed with the SEC.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth all information concerning the total compensation of Sense’s president, chief executive officer, chief financial officer, and the three other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to Sense Technologies, Inc. in all capacities for the year ended February 29, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bruce Schreiner, President, Chief Executive Officer, Chief Financial Officer	2011 2012	None None	None None	None None	None None	None None	None None	None None	None None

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

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of July 25, 2012, by

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership [1]	Percent of Class [2]
Bruce E. Schreiner, Director 3535 Grassridge Drive Grand Island, Nebraska 68803	7,698,634	7.05%
James Iman, Director 2601 Ridgmar Plaza Suite 201 Fort Worth TX 76116	1,150,000	0.11%
Robert Doviak 13237 Montfort Drive Dallas TX 75240	1,099,350	0.11%
Brian Bangs 116 E 9th Street Wood River, NE 68883	1,500,000	0.14%
All directors and officers as a group (4 persons)	11,447,984	10.49%

(1)	Based upon information furnished to Sense by the Directors, Executive Officers or beneficial holders, or obtained from the stock transfer agent of Sense, or obtained from insider reports.
(2)	Based upon a total of 109,135,114 shares of common stock currently issued and outstanding.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2012.

SENSE TECHNOLOGIES INC.

By:  /s/ Bruce E. Schreiner
Bruce E. Schreiner
President, Chief Executive Officer,
Chief Financial Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	Title:	Date:

/s/ Bruce E. Schreiner
Bruce E. Schreiner	Chief Executive Officer, President, Director, Chief Financial Officer and Principal Accounting Officer	October 31, 2012

/s/ James R. Iman
James R. Iman	Director	October 31, 2012

/s/ Bob Doviak
Bob Doviak	Director, Secretary	October 31, 2012

/s/ Brian Bangs
Brian Bangs	Director	October 31, 2012