Form 10-Q
period 2012-08-31
SENSE TECHNOLOGIES INC
filed 2012-12-14
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 3, 2012
Common Stock	102,768,448 shares

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
INTERIM FINANCIAL STATEMENTS
August 31, 2012
(Stated in US Dollars)
( Unaudited )

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of August 31, 2012 and February 29, 2012
(Stated in US Dollars)

	August 31	February 29
	2012	2012

ASSETS
Current
Cash	$-	$-
Accounts receivable	65,282	1,956
Inventory	8,179	-
Prepaids	24,748	8,914
Total Current Assets	98,209	10,870
Deposit	800	800
Prepaid royalties, non-current	47,621	57,698
Equipment – Net of accumulated depreciation of $120,450 and $115,384 at August 31, 2012 and February 29,2012, respectively	22,257	27,323
Intangible assets	51	51
Total Assets	$168,938	$96,742

LIABILITIES
Current
Bank overdraft	$15,888	$192
Accounts payable	273,222	308,341
Accounts payable-related party	36,084	36,528
Accrued expenses	890,327	819,190
Accrued expenses-related party	533,694	533,694
Notes payable, current portion	609,908	606,051
Notes payable-related party	397,090	412,090
Advances payable – related entity	101,252	3,117
Dividends payable	313,711	297,915
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,755,623	3,601,565

Notes payable, related party, long-term	15,000	-
Notes payable, long-term	139,000	139,000
Total Liabilities	3,909,623	3,740,565

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at August 31, 2012 (February 29, 2012: 315,914)	315,914	315,914
Common stock, without par value 150,000,000 shares authorized, 102,768,448 shares issued at August 31, 2012 (February 29, 2012: 100,818,448)	14,841,715	14,783,215
Common stock payable	141,389	141,389
Deficit	(19,039,703)	(18,884,341)
Total Stockholders’ Deficiency	(3,740,685)	(3,643,823)
Total Liabilities and Stockholders’ Deficiency	$168,938	$96,742

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
 INTERIM STATEMENTS OF LOSS
For the three and six months ended August 31, 2012 and 2011
 (Stated in US Dollars)
 (Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2012	2011	2012	2011

Sales	$74,622	$10,542	$140,302	$62,351
Direct costs	45,717	37,924	84,119	87,377

Gross profit	28,905	(27,382)	56,183	(25,026)
Expenses
Advertising and marketing	-	70	-	2,876
Consulting fees	33,500	20,172	44,500	36,172
Contract labor	3,000	3,000	6,000	6,000
Depreciation	2,533	2,759	5,066	5,519
Filing fees	1,400	7,593	2,050	7,816
Insurance	7,196	6,660	14,194	13,294
Bank charges	618	615	1,339	1,407
Legal and accounting	6,290	19,365	13,385	20,509
Office and miscellaneous	3,882	2,213	7,178	4,826
Rent	4,043	3,711	7,607	7,453
Telephone and utilities	166	105	238	189
Transfer agent fees	5,048	1,130	5,048	2,301
Travel and automotive	3,266	1,054	3,288	5,096
	70,942	68,447	109,893	113,458
Net operating loss	(42,037)	(95,829)	(53,710)	(138,484)

Interest expense	41,605	57,910	85,856	97,809

Net loss	(83,642)	(153,739)	(139,566)	(236,293)

Preferred dividends, paid or accrued	7,898	7,898	15,796	15,796

Net loss attributable to common stockholders	$(91,540)	$(161,637)	$(155,362)	$(252,089)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding	102,768,448	92,544,173	101,857,035	90,247,977

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the three and six months ended August 31, 2012 and 2011
(Stated in US Dollars)

	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011	Six Months Ended August 31, 2012	Six Months Ended August 31, 2011
Operating Activities
Net (loss) for the period	$(83,642)	$(153,739)	$(139,566)	$(236,293)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	2,533	2,760	5,066	5,519
Amortization of debt discount	-	20,000	-	20,000
Changes in non-cash working capital balances related to operations:
Accounts receivable	(28,312)	4,600	(63,326)	(1,039)
Inventory	-	-	(8,179)	(32,721)
Prepaids	(7,525)	(74,322)	(5,757)	(74,853)
Accounts payable	(20,109)	(29,834)	(19,867)	(34,908)
Accrued expenses	30,383	16,441	71,138	35,405
Advances payable	78,295	(2,853)	98,135	(43,568)

Net cash used by operating activities	(28377)	(216,947)	(62,356)	(362,458)

Financing Activities
Borrowing on debt	20,857	126,925	20,857	149,536
Payments on debt	(14,980)	(5,865)	(17,001)	(12,828)
Proceeds from common share subscriptions	22,500	95,000	58,500	225,000

Net cash provided by financing activities	28,377	216,060	62,356	361,708

Increase (Decrease) in cash during the period	-	(887)	-	(750)

Cash, beginning of period	-	887	-	750

Cash, end of period	$-	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,567	$-	$8,805	$-
Accrual of preferred stock dividend	$7,898	$7,898	$15,796	$15,796
Stock issued for common stock payable	$-	$-	$22,500	$-

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
As of the period ended August 31, 2012
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 28, 2011	87,951,781	$14,392,215	315,914	$315,914	$88,889	$(17,979,597)	$(3,182,579)
Common stock issued for cash	10,866,667	326,000	-	-	-	-	326,000
Common stock issued for services	1,500,000	45,000	-	-	-	-	45,000
Common stock issued for debt discount	500,000	20,000	-	-	-	-	20,000
Common stock subscribed	-	-		-	52,500	-	52,500
Dividends	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(873,153)	(873,153)
Balance, February 29, 2012	100,818,448	14,783,215	315,914	315,914	141,389	(18,884,341)	(3,643,823)
Common stock issued for cash	1,200,000	36,000	-	-	-	-	36,000
Common stock issued for subscription	750,000	22,500	-	-	(22,500)	-	-
Common stock subscribed	-	-	-	-	22,500	-	22,500
Dividends	-		-	-	-	(15,796)	(15,796)
Net income (loss) for the period	-		-	-	-	(139,566)	(139,566)
Balance, August 31, 2012	102,768,448	$14,841,715	315,914	$315,914	$141,389	$(19,039,703)	$(3,740,685)

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

While the information presented in the accompanying three months to August 31, 2012 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 29, 2012.

Reclassification

Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

Recently Adopted and Recently Enacted Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE 2 – GOING CONCERN

At August 31, 2012, the Company had not yet achieved profitable operations, had an accumulated deficit of $19,011,703 (February 29, 2012 - $18,884,341) since its inception and incurred a net loss of $111,566 (2011 - $ 236,293) for the six months ended August 31, 2012 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2013 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – PREPAID EXPENSES

As of August 31, 2012, included in prepaid expenses is $20,653.56 for an insurance premium for the directors of the Company financed through Flatiron Capital.  Insurance policy is from August 23, 2012 to August 23, 2013.

NOTE 4 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	August 31,	February 29,
	2012	2012
Bank overdraft	$15,888	$192
Accounts payable	273,222	308,341
Accounts payable – related party	36,084	36,528

Detail of Accrued Expenses:
Accrued interest payable	663,315	588,327
Accrued non-resident withholding taxes, including accrued interest	153,220	153,220
Credit card	6,908	8,975
Commissions Payable	3,317	2,934
Other accrued liabilities	17,117	17,117
Accrued taxes payable	46,450	48,617
Total accrued expenses	$890,327	$819,190

Detail of Accrued Expense – Related party:
Accrued royalties payable Guardian Alert – related party	$480,000	$480,000
Accrued payroll – related party	53,694	53,694
Total accrued expenses – related party	$533,694	$533,694

NOTE 5 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	August 31,	February 29,
	2012	2012
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between August 2012 and July, 2012.	$243,000	$243,000

Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum with repayment between August 2012 and April 2013	412,090	412,090

Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due January 12, 2012	10,000	10,000

Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012	10,000	10,000

Promissory notes payable, personally guaranteed by a director of the Company, bearing interest at the rate of 5.5% per annum and maturing May 11, 2016	79,844	85,607

Finance agreement on directors and officers liability policy, bearing interest at 7.75%, maturing August 23, 2013. This agreement is repayable in monthly principal and interest payments of $1,791.	20,441	5,444

Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, no maturity date	100,000	100,000

Promissory note payable, unsecured, bearing interest at the rate of 12.0% per annum, no maturity date.	100,000	100,000

Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014.	181,567	189,000

Promissory note payable, no stated interest or maturity date	2,000	2,000
	1,160,998	1,157,141
Less current portion	(1,006,998)	(918,141)
Long-term portion	$154,000	$139,000

The Company is in arrears with respect to four notes payable totaling $275,500.

Convertible notes payable	August 31,	February 29,
	2012	2012
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demean for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 29, 2012 and February 28, 2011, these notes were in arrears.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

The Company is in arrears with respect to seven convertible notes payable totaling $584,447.

Future minimum note payments as of August 31, 2012 are as follows:

Years Ending February 28,
2013	$1,502,588
2014	135,000
2015	19,000
Thereafter	-

NOTE 6 – PREFERRED STOCK

Dividends on preferred shares are payable annually on July 31 of each year. During the six months ended August 31, 2012 and the year ended February 29, 2012, the Company accrued dividends payable of $15,796 and $31,591, respectively. Dividends are currently accruing and total 313,711.

NOTE 7 – COMMON STOCK

a)           Common stock issued for cash

During the six months ended August 31, 2012, the company issued 1,950,000 shares of common stock for cash proceeds of $58,500, of which $22,500 was received in the previous quarter and recorded in Common Stock Payable.

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

	August 31, 2012
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, August 31, 2012	3,000,000	$0.04

	February 29, 2012
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, February 29, 2012	3,000,000	$0.04

At August 31, 2012, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

1,000,000	$0.05	December 31, 2012
1,000.000	$0.03	December 31, 2014
1,000,000	$0.03	December 31, 2015

Warrants

As of August 31, 2012 and February 29, 2012, the Company had no outstanding warrants.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	August 31,
	2012	2011
Interest expense	$24,744	$23,788

As of August 31, 2012, included in accounts payable and accrued expenses are $33,495 (February 29, 2012: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,589 (February 29, 2012: $3,033) to a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 29, 2012: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 29, 2012: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of August 31, 2012, included in advances payable is $101,252 (February 29, 2012: $3,117) owed to a company controlled by a director.

As of August 31, 2012, promissory notes payable of $412,090 (February 29, 2012: $412,090) are due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
August, 2012	$12,500
December, 2012	384,590
April, 2013	15,000
Total	$412,090

All bear interest at 12% per annum.

NOTE 9 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

For the six months ended August 31, 2012, two (2) customers accounted for approximately 89% of revenue. For the six months ended August31, 2011, there were two (2) customers that accounted for 92% of sales revenue.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of August 31, 2012 and February 29, 2012 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:	30,000 units
End of calendar year containing the third anniversary:	60,000 units

NOTE 10 – SUBSEQUENT EVENTS

No subsequent event occurred after the date of these financial statements and prior to their issuance, which would require disclosure in these financial statements.

Management’s Discussion And Analysis
Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended August 31, 2012 and our audited Financial Statements and notes thereto for the year ended February 29, 2012.

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

2.           Results of Operations

For the three and six month period ended August 31, 2012 as compared to the three and six month period ended August 31, 2011.

	For the three months ended		For the six months ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Sales
Sales Guardian Alert	74,622	10,542	140,302	62,351
Sales Scope Out	-	-	-	-
	74,622	10,542	140,302	62,351

Sales for the six months ended August 31, 2012 increased by 125% from $62,351 to $140,302 due to increased demand for Guardian Alert and a shift of our focus from Scope Out to Guardian Alert sales. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

Sales for the three months ended August 31, 2012 increased by 607% from 10,542 to 74,622 due to increased demand from key customers.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the three months ended		For the six months ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Direct Cost
Scope Out Direct Costs
Cost of sales	-	-	-	-
Manufacturing expenses	-	-	-	-
Research and development	-	-	-	-
Commissions	-	-	-	-
Royalties - related party	15,000	15,000	30,000	30,000
Total Scope Out Direct Costs	15,000	15,000	30,000	30,000

Guardian Alert Direct Costs
Cost of sales	-	-	-	10,779
Manufacturing expenses	4,337	3,339	11,098	11,023
Research and development	7,969	2,150	10,969	5,150
Commissions	12,275	16,823	21,975	28,851
Royalties	6,136	612	10,077	1,574
Total Guardian Alert Direct Costs	30,717	22,924	54,119	57,377
Total Direct Costs	45,717	37,924	84,119	87,377

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $15,000 and $15,000 for the three month periods ended August 31, 2012 and 2011, and $30,000 and $30,000 for the six month period ended August 31, 2012 and 2011.

Direct costs related to Guardian Alert® were $54,119 and $57,377 for the six month period ending August 31, 2012 and 2011, respectively. This change represents a decrease of 6%. Commission expenses were $21,975 and $28,851 for the six month period ended August 31, 2012 and 2011, respectively. Commission expense decreased 24% due to a decrease in commissioned sales.  Manufacturing expenses were $11,098 and $11,023 for the six month period ended August 31, 2012 and 2011, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2012 and 2011 represents assembly costs for the sales achieved for the same period.

Direct costs related to Guardian Alert® were $30,717 and $22,924 for the three month period ending August 31, 2012 and 2011 respectively. This change represents a increase of 34%. Commission expenses were $12,275 and $16,823 for the three month period ended August 31, 2012 and 2011, respectively. Commission expense decreased 27% due to decreased commissioned sales for the three months.  Manufacturing expenses were $4,337 and $3,339 for the three month period ended August 31, 2012 and 2011, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2012 represents assembly costs for the sales achieved for the same period.

Selling, General, and Administrative

	For the three months ended		For the six months ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Advertising and marketing	-	70	-	2,876
Consulting fees	33,500	20,172	44,500	36,172
Contract labor	3,000	3,000	6,000	6,000
Depreciation	2,533	2,759	5,066	5,519
Filing fees	1,400	7,593	2,050	7,816
Insurance	7,196	6,660	14,194	13,294
Bank charges	618	615	1,339	1,407
Legal and accounting	6,290	19,365	13,385	20,509
Office and miscellaneous	3,882	2,213	7,178	4,826
Rent	4,043	3,711	7,607	7,453
Telephone and utilities	166	105	238	189
Transfer agent fees	5,048	1,130	5,048	2,301
Travel and automotive	3,266	1,054	3,288	5,096
Interest expense	41,605	57,910	85,856	97,809
	112,547	126,357	195,749	211,267

Sense Technologies, Inc. had selling, general and administrative expenses of $195,749 for the six month period ended August 31, 2012 compared to selling, general and administrative expenses of $211,267 for the six month period ended August 31, 2011, a decrease in selling, general and administrative expenses of  7% from the prior period.

General and administrative expenses of $112,547 for the three month period ended August 31, 2012 compared to selling, general and administrative expenses of $126,357 for the three month period ended August 31, 2011, an 11% decrease in selling, general and administrative expenses from the prior period.

Advertising and marketing fees decreased as compared to the prior six month period. We had marketing fees of $0 and $2,876 for the six month period ended August 31, 2012 and 2011, respectively.

For the three month period advertising and marketing fees decreased 100%. We had marketing fees of $0 and $70 for the three month period ended August 31, 2012 and 2011, respectively.

Consulting fees increased from $36,172 for the six month period ended August 31, 2011 to $44,500 for the six month period ended August 31, 2012. The increase was a result of consulting related to Guardian Alert product sales.

Consulting fees increased from $22,172 for the three month period ended August 31, 2011 to $33,500 for the three month period ended August 31, 2012. The increase was a result of the increase of consulting mainly related to Scope Out® product.

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

Legal and accounting fees decreased from $20,509 in the six month period ended August 31, 2011 to $13,385 for the six month period ended August 31, 2012.

Legal and accounting fees decreased from $19,365 in the three month period ended August 31, 2011 to $6,290 for the three month period ended August 31, 2012.

Following summarizes the overall operations results for the three month period ended August 31:

			Increase	% Increase
	2012	2011	( Decrease)	(decrease)

Sales	140,302	62,351	77,951	125.02
Direct Costs	84,119	87,377	(3,258)	(3.73)
General and Administrative expenses	195,749	211,267	(15,518)	(7.35)
Net Loss	(139,566)	(236,293)	(96,727)	(40.93)
Basic and Diluted Loss per share	(.00)	(.00)

We had a loss from operations of $139,566 for six month period ended August 31, 2012, compared to a loss from operations of $236,293 for the six month period ended August 31, 2011, a decrease in loss from operations of $96,727 from the prior year.

Liquidity and Capital Resources

Our cash position at August 31, 2012 was $(15,888) as compared to $(192) at February 29, 2012. This decrease was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 3,679,847 and 3,590,695 as of August 31, 2012 and February 29, 2012, respectively. If we are unable to raise adequate working capital for fiscal 2013, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2013, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $62,356 in 2012, compared to $362,458 in 2011. The decrease in cash used in 2012 was largely due to the increase in accounts receivable, accrued expenses and advances payable.

Net cash provided by financing activities

Net cash provided by financing activities was $62,356 in 2012 compared to net cash provided of $361,708 in 2011.

In 2012, we received $58,500 through subscriptions to our common shares.

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended August 31, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 29,  2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended August 31, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended August 31, 2012.

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

SENSE TECHNOLOGIES INC.

December 14, 2012	/s/ BRUCE E. SCHREINER
Bruce E. Schreiner
Chief Executive Officer, President, Director, Chief Financial Officer and Principal Accounting Officer