Form 10-Q
period 2012-11-30
SENSE TECHNOLOGIES INC
filed 2013-02-04
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2013
Common Stock	102,768,448 shares

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
INTERIM FINANCIAL STATEMENTS
November 30, 2012
(Stated in US Dollars)
( Unaudited )

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of November 30, 2012 and February 29, 2012
(Stated in US Dollars)

	November 30,	February 29,
	2012	2012

ASSETS
Current
Cash	$-	$-
Accounts receivable	12,196	1,956
Inventory	8,179	-
Prepaids	17,231	8,914
Total Current Assets	37,606	10,870
Deposit	800	800
Prepaid royalties, non-current	43,615	57,698
Equipment – Net of accumulated depreciation of $122,983 and $115,384 at November 30, 2012 and February 29, 2012, respectively	19,724	27,323
Intangible assets	51	51
Total Assets	$101,796	$96,742

LIABILITIES
Current
Bank overdraft	$2,089	$192
Accounts payable	311,151	308,341
Accounts payable-related party	35,884	36,528
Accrued expenses	929,084	819,190
Accrued expenses-related party	533,694	533,694
Notes payable, current portion	608,553	606,051
Notes payable-related party	424,590	412,090
Advances payable – related entity	121,802	3,117
Dividends payable	321,609	297,915
Convertible promissory notes payable	584,447	584,447
Total Current Liabilities	3,872,903	3,601,565

Notes payable, related party, long-term	15,000	-
Notes payable, long-term	139,000	139,000
Total Liabilities	4,026,903	3,740,565

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at November 30, 2012 (February 29, 2012: 315,914)	315,914	315,914
Common stock, without par value 150,000,000 shares authorized, 102,768,448 shares issued at November 30, 2012 (February 29, 2012: 100,818,448)	14,841,715	14,783,215
Common stock payable	154,889	141,389
Deficit	(19,237,625)	(18,884,341)
Total Stockholders’ Deficiency	(3,925,107)	(3,643,823)
Total Liabilities and Stockholders’ Deficiency	$101,796	$96,742

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
 INTERIM STATEMENTS OF LOSS
For the three and nine months ended November 30, 2012 and 2011
 (Stated in US Dollars)
 (Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2012	2011	2012	2011

Sales	$66,771	$75,856	$206,573	$138,207
Direct costs	146,241	71,724	230,360	159,101

Gross profit	(79,470)	4,132	(23,787)	(20,894)
Expenses
Advertising and marketing	-	-	-	2,876
Consulting fees	11,500	13,500	56,000	49,672
Contract labor	3,000	3,000	9,000	9,000
Depreciation	2,533	2,759	7,599	8,278
Filing fees	6,996	841	9,046	8,657
Insurance	7,313	7,176	21,507	20,470
Bank charges	616	1,106	1,956	2,513
Legal and accounting	19,010	4,950	32,395	25,459
Office and miscellaneous	13,776	4,215	20,953	9,041
Rent	3,432	3,744	11,039	11,197
Telephone and utilities	57	86	295	275
Transfer agent fees	1,306	7,533	6,354	9,834
Travel and automotive	4,386	819	7,674	5,915
	73,925	49,729	183,818	163,187
Net operating loss	(153,395)	(45,597)	(207,605)	(184,081)

Interest expense	36,129	37,926	121,986	135,735

Net loss	(189,524)	(83,523)	(329,591)	(319,816)

Preferred dividends, paid or accrued	7,898	7,898	23,694	23,694

Net loss attributable to common stockholders	$(197,422)	$(91,421)	$(353,285)	$(343,510)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding	102,768,448	94,451,782	102,158,630	91,639,054

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the nine months ended November 30, 2012 and 2011
(Stated in US Dollars)

	November 30, 2012	November 30, 2011
Operating Activities
Net (loss) for the period	$(329,591)	$(319,816)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	7,599	8,278
Amortization of debt discount	-	20,000
Changes in non-cash working capital balances related to operations:
Accounts receivable	(10,240)	(1,039)
Inventory	(8,179)	(18,523)
Prepaids	5,766	(63,671)
Accounts payable	4,063	(34,912)
Accrued expenses	109,894	53,987
Advances payable	118,685	(61,608)

Net cash used by operating activities	(102,003)	(417,304)

Financing Activities
Borrowing on debt	80,029	155,036
Payments on debt	(50,026)	(21,982)
Proceeds from common share subscriptions	72,000	283,500

Net cash provided by financing activities	102,003	416,554

Increase (Decrease) in cash during the period	-	(750)

Cash, beginning of period	-	750

Cash, end of period	$-	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$13,205	$-
Accrual of preferred stock dividend	$23,694	$23,694
Stock issued for common stock payable	$58,500	$-

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
As of the period ended November 30, 2012
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 28, 2011	87,951,781	$14,392,215	315,914	$315,914	$88,889	$(17,979,597)	$(3,182,579)
Common stock issued for cash	10,866,667	326,000	-	-	-	-	326,000
Common stock issued for services	1,500,000	45,000	-	-	-	-	45,000
Common stock issued for debt discount	500,000	20,000	-	-	-	-	20,000
Common stock subscribed	-	-		-	52,500	-	52,500
Dividends	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(873,153)	(873,153)
Balance, February 29, 2012	100,818,448	14,783,215	315,914	315,914	141,389	(18,884,341)	(3,643,823)
Common stock issued for cash	1,200,000	36,000	-	-	-	-	36,000
Common stock issued for subscription	750,000	22,500	-	-	(22,500)	-	-
Common stock subscribed	-	-	-	-	36,000	-	36,000
Dividends	-		-	-	-	(23,693)	(23,693)
Net income (loss) for the period	-		-	-	-	(329,591)	(329,591)
Balance, November 30, 2012	102,768,448	$14,841,715	315,914	$315,914	$154,889	$(19,237,625)	$(3,925,107)

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

While the information presented in the accompanying nine months to November 30, 2012 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 29, 2012.

Inventory
Inventory consists of finished goods which are recorded at the lower of average cost and net realizable value. Average cost is determined using the weighted-average method and includes invoice cost, duties and freight where applicable plus direct labor applied to the product and am applicable share of manufacturing overhead. A provision for obsolescence for slow moving inventory items is estimated by management based on historical and expected future sales and is included in cost of goods sold. Inventory was $8,179 at November 30, 2012. Inventory was expensed at year-end as the company did not have title or access.

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

NOTE 2 – GOING CONCERN

At November 30, 2012, the Company had not yet achieved profitable operations, had an accumulated deficit of $19,237,625 (February 29, 2012 - $18,884,341) since its inception and incurred a net loss of $329,591 (2011 - $319,816) for the nine months ended November 30, 2012 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2013 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – PREPAID EXPENSES

As of November 30, 2012, included in prepaid expenses is $14,995 for an insurance premium for the directors of the Company financed through Flatiron Capital.  Insurance policy is from August 23, 2012 to August 23, 2013.

NOTE 4 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	November30	February 29,
	2012	2012
Bank overdraft	$2,089	$192
Accounts payable	311,151	308,341
Accounts payable – related party	35,884	36,528

Detail of Accrued Expenses:
Accrued interest payable	695,044	588,327
Accrued non-resident withholding taxes, including accrued interest	153,220	153,220
Credit card	6,052	8,975
Commissions Payable	12,283	2,934
Other accrued liabilities	17,117	17,117
Accrued taxes payable	45,368	48,617
Total accrued expenses	$929,084	$819,190

Detail of Accrued Expense – Related party:
Accrued royalties payable Guardian Alert – related party	$480,000	$480,000
Accrued payroll – related party	53,694	53,694
Total accrued expenses – related party	$533,694	$533,694

NOTE 5 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	November 30,	February 29,
	2012	2012
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between August 2012 and July, 2012.	$243,000	$243,000

Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum with repayment between August 2012 and April 2013	439,590	412,090

Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due January 12, 2012	10,000	10,000

Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012	10,000	10,000

Promissory notes payable, personally guaranteed by a director of the Company, bearing interest at the rate of 5.5% per annum and maturing May 11, 2016	76,862	85,607

Finance agreement on directors and officers liability policy, bearing interest at 7.75%, maturing August 23, 2013. This agreement is repayable in monthly principal and interest payments of $1,801.	11,469	5,444

Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, no maturity date	100,000	100,000

Promissory note payable, unsecured, bearing interest at the rate of 12.0% per annum, no maturity date.	100,000	100,000

Promissory note payable, unsecured, bearing interest at the rate of 10.0% per annum, maturing October 17, 2013.	25,000	-

Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014.	169,222	189,000

Promissory note payable, no stated interest or maturity date	2,000	2,000
	1,187,143	1,157,141
Less current portion	(1,033,143)	(918,141)
Long-term portion	$154,000	$139,000

The Company is in arrears with respect to four notes payable totaling $702,590.

Convertible notes payable	November 30,	February 29,
	2012	2012
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 29, 2012 and February 28, 2011, these notes were in arrears.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

The Company is in arrears with respect to seven convertible notes payable totaling $584,447.

Future minimum note payments as of November 30, 2012 are as follows:

Years Ending February 28,
2013	$1,617,590
2014	135,000
2015	19,000
Thereafter	-

NOTE 6 – PREFERRED STOCK

Dividends on preferred shares are payable annually on July 31 of each year. During the nine months ended November 30, 2012 and the year ended February 29, 2012, the Company accrued dividends payable of $23,694 and $31,591, respectively. Dividends are currently accruing and total 321,609.

NOTE 7 – COMMON STOCK

a)           Common stock issued for cash

During the nine months ended November 30, 2012, the company issued 1,950,000 shares of common stock for cash proceeds of $58,500, of which $22,500 was received in the previous quarter and recorded in Common Stock Payable.

b)           Options

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

	November 30, 2012
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, November 30, 2012	3,000,000	$0.04

	February 29, 2012
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, February 29, 2012	3,000,000	$0.04

At November 30, 2012, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

1,000,000	$0.05	December 31, 2012
1,000.000	$0.03	December 31, 2014
1,000,000	$0.03	December 31, 2015
Warrants

As of November 30, 2012 and February 29, 2012, the Company had no outstanding warrants.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	November 30,
	2012	2011
Interest expense	$38,117	$57,981

As of November 30, 2012, included in accounts payable and accrued expenses are $33,495 (February 29, 2012: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,389 (February 29, 2012: $3,033) to a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 29, 2012: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 29, 2012: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of November 30, 2012, included in advances payable is $121,802 (February 29, 2012: $3,117) owed to a company controlled by a director.

As of November 30, 2012, promissory notes payable of $439,590 (February 29, 2012: $412,090) are due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
August, 2012	$12,500
December, 2012	384,590
April, 2013	15,000
November, 2013	27,500
Total	$439,590

All bear interest at 12% per annum.

NOTE 9 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

For the nine months ended November 30, 2012, three (3) customers accounted for approximately 89% of revenue. For the nine months ended November 30, 2011, there were two (2) customers that accounted for 79% of sales revenue.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of November 30, 2012 and February 29, 2012 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

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

Management’s Discussion And Analysis
Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended November 30, 2012 and our audited Financial Statements and notes thereto for the year ended February 29, 2012.

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

2.           Results of Operations

For the three and nine month period ended November 30, 2012 as compared to the three and nine month period ended November 30, 2011.

	For the three months ended		For the nine months ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Sales
Sales Guardian Alert	66,771	75,856	206,573	138,207
Sales Scope Out	-	-	-	-
	66,771	75,856	206,573	138,207

Sales for the nine months ended November 30, 2012 increased by 49% from $138,207 to $206,573 due to increased demand for Guardian Alert and a shift of our focus from Scope Out to Guardian Alert sales. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

Sales for the three months ended November 30, 2012 decreased by 12% from 75,856 to 66,771 due to decreased demand from key customers.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the three months ended		For the nine months ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Direct Cost
Scope Out Direct Costs
Cost of sales	-	-	-	-
Manufacturing expenses	-	-	-	-
Research and development	-	-	-	-
Commissions	-	-	-	-
Royalties - related party	15,000	15,000	45,000	45,000
Total Scope Out Direct Costs	15,000	15,000	45,000	45,000

Guardian Alert Direct Costs
Cost of sales	-	14,197	-	24,977
Manufacturing expenses	97,873	19,454	108,940	30,477
Research and development	6,623	3,850	17,623	9,000
Commissions	22,739	14,703	44,714	43,553
Royalties	4,006	4,520	14,083	6,094
Total Guardian Alert Direct Costs	131,241	56,724	185,360	114,101
Total Direct Costs	146,241	71,724	230,360	159,101

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $15,000 and $15,000 for the three month periods ended November 30, 2012 and 2011, and $45,000 and $45,000 for the nine month period ended November 30, 2012 and 2011.

Direct costs related to Guardian Alert® were $185,360 and $114,101 for the nine month period ending November 30, 2012 and 2011, respectively. This change represents an increase of 62%. Commission expenses were $44,714 and $43,553 for the nine month period ended November 30, 2012 and 2011, respectively. Commission expense increased 3% due to an increase in commissioned sales.  Manufacturing expenses were $108,940 and $30,477 for the nine month period ended November 30, 2012 and 2011, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the nine months ended in 2012 and 2011 represents assembly costs for the sales achieved for the same period.

Direct costs related to Guardian Alert® were $131,241 and $56,724 for the three month period ending November 30, 2012 and 2011 respectively. This change represents a increase of 131%. Commission expenses were $22,739 and $14,703 for the three month period ended November 30, 2012 and 2011, respectively. Commission expense increased 54% due to increased commissioned sales for the three months.  Manufacturing expenses were $97,873 and $19,454 for the three month period ended November 30, 2012 and 2011, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2012 represents assembly costs for the sales achieved for the same period.

Selling, General, and Administrative

	For the three months ended		For the nine months ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Advertising and marketing	-	-	-	2,876
Consulting fees	11,500	13,500	56,000	49,672
Contract labor	3,000	3,000	9,000	9,000
Depreciation	2,533	2,759	7,599	8,278
Filing fees	6,996	841	9,046	8,657
Insurance	7,313	7,176	21,507	20,470
Bank charges	616	1,106	1,956	2,513
Legal and accounting	19,010	4,950	32,395	25,459
Office and miscellaneous	13,776	4,215	20,953	9,041
Rent	3,432	3,744	11,039	11,197
Telephone and utilities	57	86	295	275
Transfer agent fees	1,306	7,533	6,354	9,834
Travel and automotive	4,386	819	7,674	5,915
Interest expense	36,129	37,926	121,986	135,735
	110,054	87,655	305,804	298,922

Sense Technologies, Inc. had selling, general and administrative expenses of $305,804 for the nine month period ended November 30, 2012 compared to selling, general and administrative expenses of $298,922 for the nine month period ended November 30, 2011, a increase in selling, general and administrative expenses of  2% from the prior period.

General and administrative expenses of $110,054 for the three month period ended November 30, 2012 compared to selling, general and administrative expenses of $87,655 for the three month period ended November 30, 2011, a 25% increase in selling, general and administrative expenses from the prior period.

Advertising and marketing fees decreased as compared to the prior nine month period. We had marketing fees of $0 and $2,876 for the nine month period ended November 30, 2012 and 2011, respectively.

For the three month period advertising and marketing fees were $0.

Consulting fees increased from $49,672 for the nine month period ended November 30, 2011 to $56,000 for the nine month period ended November 30, 2012. The increase was a result of consulting related to Guardian Alert product sales.

Consulting fees decreased from $13,500 for the three month period ended November 30, 2011 to $11,500 for the three month period ended November 30, 2012. The decrease was a result of the decrease of consulting mainly related to Scope Out® product.

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

Legal and accounting fees increased from $25,459 in the nine month period ended November 30, 2011 to $32,395 for the nine month period ended November 30, 2012.

Legal and accounting fees increased from $4,950 in the three month period ended November 30, 2011 to $19,010 for the three month period ended November 30, 2012.

Following summarizes the overall operations results for the nine month period ended November 30:

			Increase	% Increase
	2012	2011	( Decrease)	(decrease)

Sales	206,573	138,207	68,366	49.46
Direct Costs	230,360	159,101	71,259	44.79
General and Administrative expenses	305,804	298,922	6,882	2.30
Net Loss	(329,591)	(319,816)	(9,775)	(3.06)
Basic and Diluted Loss per share	(.00)	(.00)

We had a loss from operations of $329,591 for nine month period ended November 30, 2012, compared to a loss from operations of $319,816 for the nine month period ended November 30, 2011, an increase in loss from operations of $9,775 from the prior year.

Liquidity and Capital Resources

Our cash position at November 30, 2012 was $(2,089) as compared to $(192) at February 29, 2012. This decrease was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 3,835,297 and 3,590,695 as of November 30, 2012 and February 29, 2012, respectively. If we are unable to raise adequate working capital for fiscal 2013, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2013, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $102,003 in 2012, compared to $417,304 in 2011. The decrease in cash used in 2012 was largely due to the increase in accrued expenses and advances payable.

Net cash provided by financing activities

Net cash provided by financing activities was $102,003 in 2012 compared to net cash provided of $416,554 in 2011.

In 2012, we received $72,000 through subscriptions to our common shares.

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 29,  2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended November 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended November 30, 2012.

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

SENSE TECHNOLOGIES INC.

February 1, 2013	/s/ BRUCE E. SCHREINER
Bruce E. Schreiner
Chief Executive Officer, President, Director, Chief Financial Officer and Principal Accounting Officer