Form 10-K
period 2013-02-28
SENSE TECHNOLOGIES INC
filed 2013-07-25
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED FEBRUARY 28, 2013

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

The aggregate market value of voting and non-voting common stock held by non-affiliates for the registrant as of August 31, 2012 was approximately $1,826,409.  At July 17, 2013 there were 102,768,448 shares of common stock outstanding.

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

We are continuously evaluating differing marketing strategies available to us with our Company’s limited apital with respect to both the Guardian Alert® and ScopeOut® products.

Please see Marketing and Marketing of our Guardian Alert® Doppler Awareness System” discussion on page 5 and Marketing and Marketing our ScopeOut® Product” on page 8 for further information.

Further, the Company’s business and marketing efforts are restrained to available earnings and capital.  See “Future Operations” on page 16 for a discussion regarding our anticipation of future operations financing needs and our related expectations.

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

Licenses & Royalties

We hold non-exclusive worldwide rights to develop, manufacture, market and license the Guardian Alert® Doppler Awareness System technology and products.  We hold these rights pursuant various license agreements with the Driver Alert Group (DAG), the original group of patent holders and Stinson & Associates, a holder of certain rights under license from Driver Alert Group. These license agreements provide us with the right to market the products to all federal, state, local and foreign governments and agencies, including the postal service, the rights to enter into manufacturing and marketing agreements with automotive and other manufacturers worldwide, and generally the rights to any other markets including school buses, construction equipment and mining equipment.

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

Prior to 2004, the Company had held an exclusive license and patent rights.  Under the terms and conditions of maintaining the exclusive rights, the Company was required to manufacture and sell a minimum number of Guardian Alert® units as follows:

a)	30,000 units by the end of the calendar year containing the second anniversary of the date of commencement of commercial production (July 1, 1998);
b)	a cumulative total of 60,000 units by the end of the calendar year containing the third anniversary of the date of commencement of commercial production (July 1, 1998);
c)	a cumulative total of 110,000 units by the end of the calendar year containing the fourth anniversary of the date of commencement of commercial production (July 1, 1998);
d)	a cumulative total of 210,000 units by the end of the calendar year containing the fifth anniversary of the date of commencement of commercial production (July 1, 1998); and
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

Our ScopeOut® license called for $150,000 to be paid over two years (paid) along with a royalty of 10% of wholesale price for each ScopeOut® unit sold, but not less than $2.00 per unit.  In order to maintain the exclusive license for the ScopeOut® products, in accordance with the license agreement with Palowmar Industries, LLC, we are required to pay royalties to the licensor based on the following minimum quantities of units sold:

a)	30,000 units per year beginning in years 1-2 from July 1, 2004
b)	60,000 units per year beginning in years 3-4 from July 1, 2004
c)	100,000 units per year beginning in years 5 and above from July 1, 2004.

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

Prepaid royalties payable under the new license are $5,000 per month for twelve months commencing September 1, 2010.  The new agreement also calls for a 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary from September 1, 2010:	30,000 units
End of calendar year containing the third anniversary from September 1, 2010:	60,000 units
End of calendar year containing the fourth anniversary from September 1, 2010:	110,000 units
End of calendar year containing the fifth anniversary from September 1, 2010 and thereafter:	125,000 units

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON AND PREFERRED EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND TRADING PRICE FOR COMMON SHARES

Price quotations for trades in our shares are currently posted on the Over-the-Counter Exchange (“OTC”), which is a quotation service administered by the National Association of Securities Dealers (NASD). Our trading symbol on this service is “SNSGF”.  From June of 2000 to April 25, 2002, our shares were traded on the Nasdaq SmallCap Market. Our shares were also listed on the Canadian Venture Exchange (now called the TSX Venture Exchange) until October 3, 2001, when we voluntarily delisted.

The following table shows the high and low sales prices, in U.S. dollars, of our common stock on the OTC for each quarter within the last two fiscal years:

Quarter Ended	High	Low
February 28, 2013	$0.02	$0.02
November30, 2012	$0.02	$0.02
August 31, 2012	$0.02	$0.02
May 31, 2012	$0.02	$0.02
February 29, 2012	$0.02	$0.02
November 30, 2011	$0.03	$0.03
August 31, 2011	$0.04	$0.04
May 31, 2011	$0.04	$0.04

The above sales prices were based on the closing trades reported on the NASD Over-the-Counter quotation system and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 28, 2013, there were 406 shareholders of record holding 102,768,448 shares of our common stock; as of July 17, 2013, there were 102,768,448 common shares outstanding.

DIVIDENDS

There are no dividend restrictions in the Company.

RECENT SALES OF UNREGISTERED SECURITIES

On March 1, 2012, one investor under Rule 506 of Regulation D, subscribed for 250,000 common shares at a price of $.03 per share for total proceeds to the Company of $7,500.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On March 13, 2012, one investor under Rule 506 of Regulation D, subscribed for 200,000 common shares at a price of $.03 per share for total proceeds to the Company of $6,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On March 15, 2012, one investor under Rule 506 of Regulation D, subscribed for 200,000 common shares at a price of $.03 per share for total proceeds to the Company of $6,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On April 12, 2012, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On May 22, 2012, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On June 5, 2012, one investor under Rule 506 of Regulation D, subscribed for 250,000 common shares at a price of $.03 per share for total proceeds to the Company of $7,500.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On June 29, 2012, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

1,200,000 shares have been issued to date.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the period ended February 28, 2013 and our audited Financial Statements and notes thereto for the period ended February 29, 2012.

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

RESULTS OF OPERATIONS

For the period ended February 28, 2013 as compared to the period ended February 29, 2012.

	2013	2012
Sales - Guardian Alert	299,368	168,791
Sales - Scope Out	-	-
Total Sales	299,368	168,791

Sales for the period ended February 28, 2013 increased by 77%. The sales increase was primarily attributable to our sales related to the Guardian Alert line of product sold in Europe and through the Escort contracts. Guardian Alert unit revenues for the years ended February 28, 2013 and February 29, 2012 were $299,368 and $168,791, respectively, an increase of 77%. This increase was largely due to the product having intial success with large fleet utilization. ScopeOut® unit revenues for the years ended February 28, 2013 and February 29, 2012 were $nil and $nil, respectively. This was due to no marketing efforts regarding ScopeOut® so we could concentrate on Guardian Alert® sales.

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

Direct Cost
	2013	2012
Scope Out Direct Costs
Cost of sales	-	-
Manufacturing expenses	-	-
Research and development	-	-
Commissions	-	-
Royalties - related party	60,000	60,000
Write - off of inventory	-	-
Total Scope Out Direct Costs	60,000	60,000

Guardian Alert Direct Costs
Cost of sales	-	-
Manufacturing expenses	201,656	59,100
Research and development	24,760	12,000
Commissions	57,398	52,078
Royalties - related party	57,698	7,622
Write – off inventory	10,414	189,888
Total Guardian Alert Direct Costs	351,926	320,688

Total Direct Costs	411,926	380,688

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Management periodically reviews inventory and makes a determination as to whether any inventory is obsolete.  If we determine that certain materials and or products are not in saleable condition and that the likelihood of them being sold is remote, management will make a decision to write off the inventory and or parts of inventory that it deems will not sell.  If previously written-off inventory later sells, costs of sale are significantly lower due to the previous write-off of those costs.  This can materially affect period gross profit ratios.   During the year ended February 28, 2013  and February 29, 2012, the Company wrote off inventory not accounted for during inventory observation.

Direct costs for the period ended February 28, 2013 increased by 8%. Sense Technologies incurred direct costs of $411,926 and $380,688 for the years ended February 28, 2013 and February 29, 2012, respectively.

Direct costs related to ScopeOut® were $60,000 and $60,000 for the years ended February 28, 2013 and February 29, 2012, respectively, an increase of 0%.

Direct costs related to Guardian Alert were $351,926 and $320,688 for the years ended February 28, 2013 and February 29, 2012, respectively. This change represents an increase of 10%. The increase is primarily from assembly costs and royalties related to Guardian Alert. Manufacturing expenses incurred were $201,656 and $59,100 for the years ended February 28, 2013 and February 29, 2012, respectively. This increase is attributed to the expenses incurred in 2013 related to the assembly components of the Guardian Alert product line and increased sales.

Selling, General, and Administrative
	2013	2012
Advertising and marketing	-	2,876
Bad debt expense	-	2,532
Consulting fees	66,500	139,172
Contract labor	12,000	12,000
Depreciation	10,132	11,038
Filing fees	14,942	10,792
Insurance	28,836	27,132
Bank charges	2,395	3,570
Legal and accounting	39,322	32,834
Management fees	26,303	-
Office and miscellaneous	28,615	10,805
Rent	14,463	14,744
Shareholder information and printing	26	-
Tax penalties	11,986	11,986
Telephone and utilities	474	632
Transfer agent fees	11,597	10,331
Travel and automotive	17,435	7,915
Total	285,026	298,359

Sense Technologies, Inc. had selling, general and administrative expenses of $285,026 for the year ended February 28, 2013, compared to selling, general and administrative expenses of $298,359 for the year ended February 29, 2012, a decrease in selling, general and administrative expenses of $13,333 from the prior period. The decrease of 5% was mainly due to the decrease of consulting fees and the increase of management fees for the Guardian Alert.

Advertising and marketing fees decreased during this fiscal year, $0 and $2,876 for the years ended February 28, 2013 and February 29, 2012,  respectively.

Consulting fees decreased from $139,172 for the year ended February 29, 2012 to $66,500 for the year ended February 28, 2013, an decrease of 52%.  The decrease was a result of an decrease in consulting related to the ScopeOut® products, specifically, for efforts to promote the product to the DOT and NHTSA as it evaluates products for the Cameron Gulbransen Law.

Bank charges decreased slightly in the year ended February 28, 2013 to $2,395 from $3,570 in the year ended February 29, 2012.

Office and miscellaneous fees were $28,615 and $10,805 for the years ended February 28, 2013 and February 29, 2012, respectively. The increase of 165% was due to increase in shipping and higher supply costs.

Rent expenses decreased to $14,463 in the fiscal year February 28, 2013 from $14,744 in the year ended February 29, 2012. The decrease of 2% was a result of the Company’s negotiated lease in Grand Island, Nebraska.

Components of Office and Miscellaneous Expenses and Travel and Automotive Expenses for the periods follow:

	2013	2012
Office and Miscellaneous Expenses:
Postage and Delivery	$20,732	$5,446
Foreign Exchange	(880)	-
Dues and subscriptions	2,995	-
Licenses and Permits	174	158
Freight & Delivery	3,828	3,893
Office Supplies	359	314
Supplies	787	392
Repairs	305	-
General Miscellaneous	315	602
Total	$28,615	$10,805

Travel and Automotive Expenses:
Guardian Alert Travel	$17,435	$7,915
ScopeOut travel	-	-
Total	$17,435	$7,915

Our travel costs have been focused on the Guardian Alert® product as opposed to the ScopeOut® in the year ended February 28, 2013 and February 29, 2012.

Following summarizes the overall operations results:

			Increase	% Increase
	2013	2012	( Decrease)	(decrease)

Sales	$299,368	$168,791	$130,577	77%
Direct Costs	$411,926	$380,688	$31,238	8%
General and Administrative expenses	$285,026	$298,359	$(13,333)	(5	) %
Net Loss from Operations	$397,584	$510,256

We had a loss from operations of $397,584 for year ended February 28, 2013, compared to a loss from operations of $510,256 for the year ended February 29, 2012, a decrease in loss from operations of $112,672 from the prior year. The decrease in the loss from operations was primarily attributable to the increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at February 28, 2013 was $69,022 as compared to $nil at February 29, 2012. This increase was due to the net of our use of cash in operating and investing activities and cash provided by financing activities.

Our net loss of $873,153 for fiscal year 2012 included non-cash charges of $45,000 for consulting fees through issuance of common stock options, for $20,000 debt discount through issuance of common stock options, bad debt expense of $2,532 for uncollectible account, depreciation of $11,038, $189,888 inventory impairment and $189,000 prepaid royalties impairment.  Our net loss of $568,823 for fiscal year 2013 includes depreciation of $10,132, $10,414 inventory impairment and non-cash charges of $26,303 for management fees through issuance of common stock options.  Non-cash working capital changes included decreases in prepaid royalties and accounts payable and an increase in accounts receivable, prepaid expenses, accrued expenses and advances payable. The net cash used in operating activities for fiscal 2013 was $119,028 as compared to $499,423 for fiscal year 2012.

We have generated only limited revenues to date, have a working capital deficit of $19,484,755 as of February 28, 2013, compared to $18,884,341 as of February 29, 2012. If we are unable to raise adequate working capital for fiscal 2014, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2014, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $119,028 during fiscal year 2013, compared to $499,423 during fiscal 2012. The decrease in cash used in fiscal 2013 was primarily due to the following factors:

(i)	Accrued Expenses
(ii)	Advances Payable

The Company is in arrears with respect to nine notes payable totaling $584,447. The Company plans to address this situation on a per-note basis as sufficient net cash flows are generated with which to negotiate new terms on these notes.  In the meantime, these notes could be foreclosed on which would negatively impact the Company’s ability to continue in business.  Should that happen, a plan for an interim solution to each note default would be attempted, but there is no assurance these efforts would be successful to forestall a serious impairment of the Company’s ability to continue.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $0 during fiscal year 2013 and 2012.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $188,050 during fiscal year 2013 compared to net cash provided of $498,673 during fiscal year 2012.

During fiscal year 2013, we received $72,000 through subscriptions to private placements of our common shares. In the fiscal 2012, we had received $378,500 through subscriptions to private placements of our common shares.

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

We project that we will have the following cash needs to fund our ongoing operating expenses and working capital requirements through February 28, 2014, as detailed below.

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

We are hopeful that internal cash flow will cover our cash requirements, but otherwise plan to raise additional capital as required to meet the balance of our estimated funding requirements through February 28, 2014, through either or a combination of:

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sense Technologies, Inc.

We have audited the accompanying balance sheets of Sense Technologies, Inc. as of February 28, 2013 and February 29, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Sense Technologies, Inc. referred to above present fairly, in all material respects, the financial position of Sense Technologies, Inc. as of February 28, 2013 and February 29, 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ M&K CPAS, PLLC

July 24, 2013
Houston, Texas
www.mkacpas.com

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of February 28, 2013 and February 29, 2012
(Stated in US Dollars)

	February 28,	February 29,
	2013	2012

ASSETS
Current
Cash	$69,022	$-
Accounts Receivable	52,710	1,956
Prepaids	19,466	8,914
Total Current Assets	141,198	10,870
Deposit	800	800
Prepaid royalties, non-current	-	57,698
Equipment – Net of accumulated depreciation of $125,516 and $115,384 at February 28, 2013 and February 29, 2012, respectively	17,191	27,323
Intangible assets	51	51
Total Assets	$159,240	$96,742

LIABILITIES
Current
Bank overdraft	$-	$192
Accounts payable	283,159	308,341
Accounts payable-related party	35,884	36,528
Accrued expenses	969,656	802,073
Accrued expenses-related party	70,811	70,811
Royalty payable – related party	480,000	480,000
Notes payable, current portion	533,934	343,051
Notes payable, current portion – default	263,000	263,000
Notes payable-related party - default	439,590	412,090
Advances payable – related entity	121,020	3,117
Dividends payable	329,507	297,915
Convertible promissory notes pay-default	584,447	584,447
Deferred Revenue	157,500	-
Total Current Liabilities	4,268,508	3,601,565

Notes payable, long-term	36,666	139,000
Total Liabilities	4,305,174	3,740,565

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at February 28, 2013 (February 29, 2012: 315,914)	315,914	315,914
Common stock, without par value 100,000,000 shares authorized, 102,768,448 shares issued at February 28, 2013 (February 29, 2012: 100,818,448)	14,868,018	14,783,215
Common stock payable	154,889	141,389
Deficit	(19,484,755)	(18,884,341)
Total Stockholders’ Deficiency	(4,145,934)	(3,643,823)
Total Liabilities and Stockholders’ Deficiency	$159,240	$96,742

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
For the years ended February 28, 2013 and February 29, 2012
(Stated in US Dollars)

	For the years ended
	February 28,	February 29,
	2013	2012
Sales	$299,368	$168,791

Direct Costs	411,926	380,688

Gross Profit	(112,558)	(211,897)

Operating Expenses
Advertising and marketing	-	2,876
Bad debt expense	-	2,532
Consulting fees	66,500	139,172
Contract labor	12,000	12,000
Depreciation	10,132	11,038
Filing fees	14,942	10,792
Insurance	28,836	27,132
Bank charges	2,395	3,570
Legal and accounting	39,322	32,834
Management fees	26,303	-
Office and miscellaneous	28,615	10,805
Rent	14,463	14,744
Shareholder information and printing	26	-
Tax penalties	11,986	11,986
Telephone and utilities	474	632
Transfer agent fees	11,597	10,331
Travel and automotive	17,435	7,915
	285,026	298,359
Net operating loss	(397,584)	(510,256)

Other Income and (Expenses)
Interest Income	1,051	-
Impairment of prepaid royalty	-	(189,000)
Interest Expense	(172,290)	(173,897)
	(171,239)	(362,897)

Net loss	(568,823)	(873,153)

Preferred dividends, paid or accrued	31,591	31,591

Net loss attributable to common stockholders	$(600,414)	$(904,744)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	102,308,996	92,638,939

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the years ended February 28, 2013 and February 29, 2012
(Stated in US Dollars)

	2013	2012
Operating Activities
Net loss for the period	$(568,823)	$(873,153)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	10,132	11,038
Bad debt expense	-	2,532
Common shares issued for debt discount	-	20,000
Common shares issued for services	26,303	45,000
Impairment of Inventory	10,414	189,888
Impairment of Prepaid Royalties	-	189,000
Changes in non-cash working capital balances related to operations:
Accounts Receivable	(50,754)	(822)
Inventory	(10,414)	(18,524)
Prepaids	47,146	(55,481)
Accounts payable	(26,018)	(49,306)
Accrued expenses	325,083	105,138
Advances payable	117,903	(64,733)
Net cash used in operating activities	(119,028)	(499,423)
Financing Activities
Borrowing on notes payable	199,680	163,036
Repayment on notes payable	(71,897)	(34,470)
Repayment on bank indebtedness	(11,733)	(8,393)
Proceeds from common stock issued for cash	6,000	326,000
Proceeds from common share subscriptions	66,000	52,500
Net cash provided by financing activities	188,050	498,673

Increase in cash during the period	69,022	(750)

Cash, beginning of period	-	750

Cash, end of period	$69,022	$-

Supplemental Disclosures of Cash Flow Information:

Accrual of Preferred Stock Dividend	$31,591	$31,591
Note Payable Issued for Prepaid Royalty	$-	$189,000

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the years ended February 28, 2013 and February 29 2012
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 28, 2011	87,951,781	$14,92,215	315,914	$315,914	$88,889	$(17,979,597)	$(3,182,579)
Common share subscribed	-	-	-	-	52,500	-	52,500
Common stock issued for cash	10,866,667	326,000	-	-	-)		326,000
Common stock issued for services	1,500,000	45,000	-	-	-	-	45,000
Common stock issued for debt discount	500,000	20,000	-	-	-	-	20,000
Dividends	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(873,153)	(873,153)
Balance, February 29, 2012	100,818,448	14,783,215	315,914	315,914	141,389	(18,884,341)	(3,643,823)
Common stock issued for cash	1,200,000	36,000	-	-	-	-	36,000
Common stock issued for subscription	750,000	22,500		-	(22,500)	-	-
Options Issued to Directors	-	26,303	-	-	-	-	26,303
Common shares subscribed	-	-	-	-	36,000	-	36,000
Dividends	-		-	-	-	(31,591)	(31,591)

Net income (loss) for the period	-		-	-	-	(568,823)	(568,823)
Balance, February 28, 2013	102,768,448	$14,868,018	315,914	$315,914	$154,889	$(19,484,755)	$(4,145,934)

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

During the years ended February 28, 2013 and February 29, 2012, the Company had assets and generated sales primarily in the United States of America.

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

Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at either February 28, 2013 or February 29, 2012.

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

Accounts Receivable
Accounts Receivable are stated at the amounts management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written of through a charge to the valuation allowance and a credit to accounts receivable. Total Allowance for Doubtful Accounts during the years ended 2013 and 2012 was zero and zero, respectfully. The net Accounts Receivable is $52,710 and $1,956 at February 28, 2013 and February 29, 2012, respectively. No balances due from related parties.

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

Prepaid Royalties
Prepaid royalties consist of guaranteed royalties the company has paid but for which sales have not yet been completed. Royalty expense that will not be recognized in the next year is classified as long-term. On December 31, 2011, the Company issued a promissory note for $189,000 for guaranteed royalty payments due under the Escort licensing agreement. Due to limited cash flows to insure the payment of this note, an impairment equal to the promissory note has been recorded.  All prepaid royalties are considered impaired at February 28, 2013, due to the uncertainty of future sales.

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

For the year ended February 28, 2013, potentially dilutive common shares relating to options, convertible promissory notes payable and convertible preferred shares outstanding totaling 4,957,199 (2012 – 4,957,199) were not included in the computation of loss per share because the effect was anti-dilutive.

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

The following schedule summaries the gross value of assets and liabilities that are measured and recognized at fair value on a non-recurring basis at February 28, 2013.

	Fair Value Measurements at February 28, 2013
	Level 1	Level 2	Level 3
Convertible promissory notes payable	$-	$-	$584,447

	Fair Value Measurements at February 29, 2012
	Level 1	Level 2	Level 3
Convertible promissory notes payable	$-	$-	$584,447

There were no gains or losses in fair value during the years ended February 28, 2013 or February 29, 2012.

Reclassification
Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

Recently Adopted and Recently Enacted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements.

All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

NOTE 2 – GOING CONCERN

At February 28, 2013, the Company had not yet achieved profitable operations, had an accumulated deficit of $19,484,755 (2012 - $18,884,341) since its inception and incurred a net loss of $568,823 (2012 - $ 873,153) for the year and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2014 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – EQUIPMENT

The following is a summary of this category, including estimated useful lives of the assets:

	February 28, 2013	February 29 2012
Computer Equipment (5 yrs)	38,297	38,297
Furniture and Fixtures (7 yrs)	11,217	11,217
Testing Equipment (5 yrs)	27,137	27,137
Product Molds (7 yrs)	66,056	66,056
Subtotal	142,707	142,707
Less: Accumulated Depreciation	(125,516)	(115,384)
Total	$17,191	27,323

NOTE 4 – INTANGIBLES

Intangible assets are comprised as follows:

	February 28, 2013	February 29, 2012
Guardian Alert License	$50	$50

Scope Out Mirror License	1	1
Net carrying cost	$51	$51

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

At February 28, 2013, the royalty payable - related party to the Guardian Alert License was $480,000 (2012: $480,000). We intend to repay these payables upon successful completion of our business plan and raising of capital via debt or equity instruments.

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

During the year ended February 28, 2013, the Company accrued $nil (2012: $nil) in respect of the royalty owed in respect of the ScopeOut® Mirror License agreement. Under the terms and conditions of the license agreement, the Company is obligated to pay interest on the outstanding royalty payable to the extent that the minimum royalties due under the agreement have not been paid and is calculated at a rate of 8% per annum. As of February 28, 2013, the Company has accrued $59,929 as interest payable. The Company had been unable to make this payment timely, causing the license to revert to non-exclusive.

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

For any sub-licenses of the product, royalties are shared as follows:

OEM/Tier 1 Supplier Sub Licensor:	65% Sense Technologies
35% Inventor

Any other Sub-Licensor:	50% Sense Technologies
50% Inventor

The following table presents the changes in the accrued royalties – related party balance from February 28, 2013 to February 29, 2012:

Guardian Alert	February 28, 2013	February 29, 2012
Beginning balance	480,000	480,000
Accrued	-	-
Paid	-	-
Total Guardian Alert	480,000	480,000
Scope Out
Beginning balance	-	-
Accrued	-	-
Write – off	-	-
	-	-
Total Accrued Royalties	480,000	480,000

NOTE 5 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	February 28,	February 29,
	2013	2012
Bank overdraft	$-	$192
Accounts payable	283,159	308,341
Accounts payable – related party	35,884	36,528
Deferred Revenue	157,500	-
Accrued royalties payable – Guardian Alert	480,000	480,000

Detail of Accrued Expenses:
Accrued interest payable	741,483	588,327
Accrued non-resident withholding taxes, including accrued interest	163,304	153,220
Credit card	5,397	8,975
Commissions Payable	13,285	2,934
Accrued taxes payable	46,187	48,617
Total accrued expenses	969,656	$802,073

Detail of Accrued Expense – Related party:
Accrued payroll – related party	53,694	53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

As of February 28, 2013, included in the trade payables is $33,495 (2012: $33,495) and $2,389 (2012: $3,033) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (2012: $480,000) owing to stockholders of the Company in respect of royalties payable and $53,694 (2012: $53,694) owing to the former president of the Company in respect of unpaid wages.

At February 28, 2013, advances payable of $121,020 (2012: $3,117) are due to a company controlled by a director of the Company.

At February 28, 2013, promissory notes payable of $439,590 (2012:  $412,090) is due to a profit sharing and retirement plan which is administered by a director of the Company.

The accounts payable and advances payable are unsecured, non-interest bearing and have no specific terms of repayment. Sense Technologies, Inc. plans to use the funds from sales, and if we are able to raise funds through equity issuances, to fund the payment of delinquent liabilities.

The Company is in arrears with respect to thirteen notes payable totaling $1,287,037.

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
50% Inventor

The current royalties accrued for Scope Out royalties are $nil as of February 28, 2013 and February 29, 2012.

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

In order to retain the exclusive right to this license we incurred minimum royalty fees. Because we were unable to pay these fees, we accrued the royalties as a payable. Royalties accruals were ceased in 2004 and rights of exclusivity were forfeited. Royalties payable to Guardian Alert are $480,000 and $480,000 as of February 28, 2013 and February 29, 2012, respectively.

NOTE 7 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	February 28,	February 29,
	2013	2012
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between August 2012 and July, 2012. In default.	$243,000	$243,000
Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum with repayment due December 15, 2012. In default.	439,590	412,090
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due January 12, 2012. In default.	10,000	10,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012. In default.	10,000	10,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 5.5% per annum and maturing May 11, 2016.	73,874	85,607
Finance agreement on directors and officers liability policy, bearing interest at 7.75%, maturing June 23, 2013. This agreement is repayable in monthly principal and interest payments of $1,814.	6,076	5,444
Finance agreement on directors and officers liability policy, bearing interest at 7.75% per annum, no maturity date.	6,985	-
Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, no maturity date.	100,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 12.0% per annum, no maturity date.	100,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014.	156,665	189,000
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing January 31, 2014.	100,000	-
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing October 16, 2013.	25,000	-
Promissory note payable, no stated interest or maturity date	2,000	2,000
	1,273,190	1,157,141
Less: current portion	(1,236,524)	(1,018,141)
Long-term portion	$36,666	$139,000

The Company is in arrears with respect to four of the above notes payable totaling $702,590.

Convertible notes payable:
	February 28, 2013	February 29, 2012
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 28, 2013 and February 29, 2012, these notes were in default.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

The Company is in arrears with respect to nine convertible notes payable totaling $584,447.

Future minimum note payments as of February 28, 2013 are as follows:

Years Ending February 28,
2014	$1,838,637
2015	19,000
Thereafter	-

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

Dividends on preferred shares are payable annually on July 31 of each year. During the year ended February 28, 2013, the Company accrued dividends payable of $31,591 (2012: $31,591). Dividends are currently accruing and total $329,507.

NOTE 9 – COMMON STOCK

a)           Common stock issued for cash
During the year ended February 28, 2013, the company issued 1,950,000 shares of common stock for cash proceeds of $58,500.

b)           Common stock for services
During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 2,500,000 common shares for past services provided. The fair value of each common share was $0.08 on the grant date. The shares, fully vested and non-forfeitable on the grant date, were issued in 2009. This balance is presented as Common Stock as of February 28, 2010. Further, in connection with a consulting services agreement, the Company also committed to issue 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on the quoted market price of the Company’s common shares. This balance is presented as Common Stock Payable as of February 28, 2013 and February 29, 2012.

During the year ended February 29, 2012, the Company issued 500,000 common shares to secure a promissory note. The fair value of each common share was $0.04 on the issue date and was recorded as debt discount of $20,000. The Company issued 1,500,000 common shares for consulting services. The fair value of each common share was $0.03 based on the closing trading price on the issue date and was recorded as consulting expense of $45,000.

c)           Options
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

	February 29, 2013
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Expired during the year	(1,000,000)	$(0.05)
Issued during the year	1,000,000	0.03
Outstanding and exercisable, February 28, 2013	3,000,000	$0.04

	February 28, 2012
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	2,000,000	$0.04
Issued during the year	1,000,000	0.03
Outstanding and exercisable, February 29, 2012	3,000,000	$0.04

The weighted average remaining contractual life of the share purchase options at February 28, 2013 is 4 years (February 29, 2012: 4 years).

For the year ended February 28, 2010, the Company granted a total of 1,000,000 options expiring on December 31, 2014 to the directors of the Company. These options vested at the grant date with exercise price of $0.03 per share. The fair value of these options was $0.02 per share, totaling $19,729 which was recognized as management fee in the year ended February 28, 2010. For the year ended February 28, 2011, the Company granted a total of 1,000,000 options expiring on December 31, 2014 to a director of the Company. These options vested at the grant date with exercise price of $0.03 per share. The fair value of these options was $0.03 per share, $19,626 was recognized as management fee in the year ended February 28, 2011. For the year ended February 28, 2013, the Company granted a total of 1,000,000 options expiring on December 31, 2014 to directors of the Company.  These options vested at the grant date with exercise price of $0.03 per share.  The fair value of these options was $0.03 per share, $26,303 was recognized as management fee in the year ended February 28, 2013.  The fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:

	2013	2012

Expected dividend yield	0.0%	0.0%

Expected volatility	400.00%	306.11%

Risk-free interest rate	0.25%	1.07%

Expected term in years	1.0	2.5

At February 28, 2013, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

3,000,000	$0.03	December 31, 2014

Warrants

As of February 28, 2013 and February 29, 2012, the Company had no outstanding warrants.

NOTE 10 – LEASE

The Company has a commercial lease for real estate. Rent expense for years ended February 28, 2013 and 2012 was $14,463 and $14,744, respectively. The terms of the lease range from November 1 , 2012 through October 31, 2013.

Future minimum lease payments under this agreement as of February 28, 2013 are as follows:

Years Ending February 28,
2013	$7,500
Thereafter	-

NOTE 11 – INCOME TAXES

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	February 28,	February 29
	2013	2012
	(35.00%)	(35.00%)
Net operating loss carryforwards	$3,112,131	$2,913,043
Valuation allowance for deferred tax assets	(3,112,131)	(2,913,043)
Net deferred tax assets	$-	$-

As of February 28, 2013, the Company had net operating loss carryforwards of approximately $8,891,803 available to offset future taxable income.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both February 28, 2013 and February 29, 2012.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  All our tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statute of limitation.  The Company currently has no tax years under examination.

Based on the management’s assessment of pronouncements, they concluded that no significant impact on the Company’s results of operations or financial position, and required no adjustment to the opening balance sheet accounts.   The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of February 28, 2013. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company is in arrears on filing its statutory income tax returns and is therefore has estimated the expected amount of loss carry forwards available once the outstanding returns are filed.  The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

NOTE 12 – DEFERRED REVENUE

During the year ended February 28, 2013, the Company received an advanced deposit on 1500 Guardian Alert® units ordered from customer AWTI.

NOTE 13 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 90% of the Company’s revenues are obtained from three (3) customers and one of these customers represents a significant portion of the accounts receivable. The Company is exposed to significant sales and accounts receivable concentration. Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the year ended February 28, 2013, three (3) customers accounted for approximately 92% of revenue. For the year ended February 29, 2012 these three (3) customers accounted for 62% of revenue.

For the year ended February 28, 2013, one (1) customer accounted for approximately 93% of accounts receivable.  For the year ended February 29, 2012, one (1) customer accounted for approximately 100% on accounts receivable.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of February 28, 2013 and February 29, 2012 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:	30,000 units
End of calendar year containing the third anniversary:	60,000 units

NOTE 14 – RELATED PARTY TRANSACTIONS

As of February 28, 2013, included in the trade payables is $33,495 (2012: $33,495) owing an accounting firm in which a director of the Company is a partner and $2,389 (2012: $3,033) owing to directors of the Company and a company controlled by the Company’s President with respect to unpaid fees, purchases and expenses, $480,000 (2012: $480,000) owing to stockholders of the Company in respect of royalties payable and $53,694 (2012: $53,694) owing to the former president of the Company in respect of unpaid wages.

At February 28, 2013, advances payable of $121,020 (2012: $3,117) are due to a company controlled by a director of the Company.

At February 28, 2013, promissory notes payable of $439,590 (2012:  $412,090) is due to a profit sharing and retirement plan which is administered by a director of the Company.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 24, 2013, the date of which the financial statements were available to be issued.

Robert Doviak has resigned from the Board of Directors effective April 1, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

There were no changes in accountants and no disagreements exist with respect to any matter for the years ending February 28, 2013 and February 29, 2012.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

The Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer (who is also acting in the capacity as the principal accounting officer), of the effectiveness of its disclosure controls and procedures as of February 28, 2013 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of February 28, 2013.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of February 28, 2013 due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

In connection with the preparation of our financial statements for the year ended February 28, 2013, certain material weaknesses in internal control became evident to management, including:

Material Weaknesses Identified

(i)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended February 28, 2013, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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
Our company's accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's February 28, 2013 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2014 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages, and business experience for at least the past five years and positions of the directors and executive officers of the Company as of February 28, 2013, are as follows. The Company’s board of directors consists of three directors. All directors serve until the next annual meeting of the Company’s stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

Set forth below are the names, ages and positions of the executive officers and directors of the Company.

Name	Age	Position	Position Held Since
Bruce E. Schreiner	58	Director, President, CEO, & CFO	August 10, 1993
James R. Iman	67	Director	June 21, 2004
Robert Doviak	53	Director	November 15, 2007, (Resigned April l, 2013)
Brian Bangs	35	Director	August 16, 2010

BRUCE E. SCHREINER, Director, President, CEO, and CFO.  Mr. Schreiner was appointed as a director of Sense on August 10, 1993 and has been the President and Chief Executive Officer of Sense since March 4, 2004.  Mr. Schreiner is a certified public accountant and has been a partner in Schroeder & Schreiner, P.C., a certified public accounting firm since 1991.

ROBERT DOVIAK, Director.  Mr. Doviak was appointed as a director of Sense on November 15, 2007.  Mr. Doviak is a management consultant whose clients have included oil and gas companies, technology companies, and software support and consulting companies.  He assists with capital architecture, business development, overall strategy with particular emphasis on growing the business, and establishing a dominant market position in the selected segment.   Mr. Doviak maintains an extensive network of contacts in North America, South and Central America, and the UK.  He holds a B.B.A. in Accounting with concentration in Finance from Texas Tech University.  He is a past president and vice president of the 100 of Dallas, Inc., and a member of the National Association of Corporate Directors, the Institute of Management Accountants, and Ernst Young Alumni.  Robert Doviak has resigned as a Director effective April 1, 2013.

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

To Sense's knowledge, based solely on a review of the copies of Forms 3 and 4, as amended furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, Sense believes that during the year ended February 28, 2013, its Directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements of the Securities Exchange Act of 1934.

CODE OF ETHICS

The Company has not adopted a code of ethics; however, it intends to do so in connection with any expansion of its management.

CORPORATE GOVERNANCE

The Board of Directors has established an Audit Committee and a Compensation Committee. The Board of Directors has no standing nominating committee.  The functions performed by these committees are summarized below:

AUDIT COMMITTEE

The Audit Committee considers the selection and retention of independent auditors and reviews the scope and results of the audit. In addition, it reviews the adequacy of internal accounting, financial and operating controls and reviews Sense's financial reporting compliance procedures. The members of the Audit Committee are Brian Bangs and Bruce Schreiner.

In the course of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended February 28, 2013; (2) received a report from M&K CPAS, PLLC, our independent auditors, on the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees”; (3) received the written disclosures and the letter from the auditors required by Independence Standards Board Statement No. 1, “Independence Discussions with Audit Committee”; and (4) considered whether the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Based on the foregoing review and discussions, the board has concluded that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended February 28, 2013 filed with the SEC.

COMPENSATION COMMITTEE

The Compensation Committee reviews and approves the compensation of Sense's officers, reviews and administers Sense's stock option plans for employees and makes recommendations to the Board of Directors regarding such matters. The functions of the Compensation Committee are performed by the Board of Directors. The members of the Compensation Committee are Brian Bangs and James R. Iman.

NOMINATING COMMITTEE

No Nominating Committee has been appointed. Nominations of directors are made by the board of directors. The Directors are of the view that the present management structure does not warrant the appointment of a Nominating Committee.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all information concerning the total compensation of Sense’s president, chief executive officer, chief financial officer, and the three other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to Sense Technologies, Inc. in all capacities for the year ended February 28, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bruce Schreiner,	2013	None	None	None	None	None	None	None	None
President, Chief Executive Officer, Chief Financial Officer	2012	None	None	None	None	None	None	None	None

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED LAST TWO FINANCIAL YEARS

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers and directors are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bruce Schreiner, President, CEO and Director	Nil	Nil	Nil	Nil	Nil	Nil	N/A	N/A	N/A
Robert Doviak, Director	1,000,000	Nil	Nil	$0.03	December 31, 2014	N/A	N/A	N/A	N/A
James Iman, Director	1,000,000	Nil	Nil	$0.03	December 31, 2014	N/A	N/A	N/A	N/A
Brian Bangs, Director	1,000,000	Nil	Nil	$0.03	December 31, 2014	N/A	N/A	N/A	N/A

AGGREGATED OPTION/SAR EXERCISES DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES

There were no stock options exercised during the Company’s fiscal year ended February 28, 2013.

TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS

There are currently no employment contracts in place with the Directors and Officers of Sense. .

COMPENSATION OF DIRECTORS

There are no standard arrangements pursuant to which directors of Sense are compensated for services provided as a Director or members of committees of the Board of Directors. Two of the Directors of Sense Robert Doviak and James Iman, each received options to purchase 500,000 shares of common stock of Sense Technologies for $.03 until December 31, 2014, for compensation for the year ended February 28, 2010, and $.05 until December 31, 2012 as compensation for the year ended February 29, 2008 for services provided as a Director or member of a committee of the Board of Directors.   The latter options were extended until December 31, 2014 at $.03.  They received no cash compensation.  Value of the options granted to these two directors during the year ended February 28, 2013 was $13,150 each, for the year ended February 28, 2010 was zero, and for the year ended February 29, 2008 amounted to $37,400 each.  The stock options were accounted for under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award.

Director, Brian Bangs received options to purchase 1,000,000 shares of common stock of Sense Technologies for $.03 until December 31, 2014 as compensation for the year ended February 28, 2011 for services provided as a Director or member of a committee of the Board of Directors.  He received no cash compensation.  Value of the options granted this director during the year ended February 28, 2011 was $19,626.  The stock options were accounted for under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation.  The fair value of stock options was estimated using a Black-Scholes option valuation model.  This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award.  See Note 10 to our February 28, 2011 financial statements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information respecting our compensation plans as at February 28, 2013 under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	3,000,000	$.03
Total	3,000,000	$.03

On July 17, 2013, there were 102,768,448 shares of our common stock (the "Common Stock"), issued and outstanding, each share carrying the right to one vote, and 315,914 Class A” Preferred Shares.  The Class “A” Preferred Shares are non-voting.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of July 17, 2013, by

(i) each person or entity known by Sense to beneficially own more than 5% of the Common Stock;
(ii) each Director of Sense;
(iii)each of the named Executive Officers of Sense; and
(iv)all Directors and Executive Officers as a group.

Except as noted in the following table, Sense believes that the beneficial owners of the Common Stock listed below have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership [1]	Percent of Class [2]
Bruce E. Schreiner, Director 3535 Grassridge Drive Grand Island, Nebraska 68803	7,698,634	7.49%
James Iman, Director 2601 Ridgmar Plaza Suite 201 Fort Worth TX 76116	1,150,000	0.11%
Robert Doviak 13237 Montfort Drive Dallas TX 75240	1,099,350	0.11%
Brian Bangs 116 E 9th Street Wood River, NE 68883	1,500,000	0.14%
All directors and officers as a group (4 persons)	11,447,984	11.13%

[1)	Based upon information furnished to Sense by the Directors, Executive Officers or beneficial holders, or obtained from the stock transfer agent of Sense, or obtained from insider reports.

(2)	Based upon a total of 102,768,448 shares of common stock currently issued and outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the year ended February 28, 2013, we incurred interest charges in the amount of $51,304 on promissory notes payable to the Schroeder & Schreiner P.C. 401(K) Profit Sharing Plan administered by Bruce Schreiner.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit of our financial statements as at February 28, 2013 and February 29, 2012 and for the years then ended was carried out by M&K CPAS, PLLC.  The fees for services provided to us in each of the fiscal years ended February 28, 2013 and February 29, 2012 were as follows:

Fees	2013	2012
Audit fees	$33,150	$33,650
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2013.

SENSE TECHNOLOGIES INC.

By:  /s/ Bruce E. Schreiner
Bruce E. Schreiner
Chief Executive Officer, President,
Director, Chief Financial Officer and
Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	Title:	Date:

/s/ Bruce E. Schreiner	Chief Executive Officer, President,	July 25, 2013
Bruce E. Schreiner	Director, Chief Financial Officer and
Principal Accounting Officer

/s/ James R. Iman	Director	July 25, 2013
James R. Iman

/s/ Brian Bangs	Director	July 25, 2013
Brian Bangs