Form 10-Q
period 2013-05-31
SENSE TECHNOLOGIES INC
filed 2013-08-22
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 21, 2013
Common Stock	102,768,448 shares

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
INTERIM FINANCIAL STATEMENTS
May 31, 2013
(Stated in US Dollars)
( Unaudited )

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of May 31, 2013 and February 28, 2013
(Stated in US Dollars)

	May 31,	February 28,
	2013	2013
	(Unaudited)

ASSETS
Current
Cash	$35,867	$69,022
Accounts Receivable	35,071	52,710
Prepaids	11,850	19,466
Total Current Assets	82,788	141,198
Deposit	800	800
Equipment – Net of accumulated depreciation of $127,875 and $125,516 at May 31, 2013 and February 28, 2013, respectively	14,832	17,191
Intangible assets	51	51
Total Assets	$98,471	$159,240

LIABILITIES
Current
Accounts payable	$407,428	$283,159
Accounts payable-related party	35,884	35,884
Accrued expenses	1,001,730	969,656
Accrued expenses-related party	70,811	70,811
Royalty payable – related party	480,000	480,000
Notes payable, current portion	520,286	533,934
Notes payable, current portion – default	263,000	263,000
Notes payable-related party - default	439,590	439,590
Advances payable – related entity	128,020	121,020
Dividends payable	337,404	329,507
Convertible promissory notes payable - default	584,447	584,447
Deferred Revenue	157,500	157,500
Total Current Liabilities	4,426,100	4,268,508

Notes payable, long-term	26,720	36,666
Total Liabilities	4,452,820	4,305,174

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at May 31, 2013 (February 28, 2013: 315,914)	315,914	315,914
Common stock, without par value 150,000,000 shares authorized, 102,768,448 shares issued at May 31, 2013 (February 28, 2013: 102,768,448)	14,868,018	14,868,018
Common stock payable	154,889	154,889
Deficit	(19,693,170)	(19,484,755)
Total Stockholders’ Deficiency	(4,354,349)	(4,145,934)
Total Liabilities and Stockholders’ Deficiency	$98,471	$159,240

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENTS OF LOSSES
For the three months ended May 31, 2013 and 2012
(Stated in US Dollars)
(Unaudited)

	For the three months ended
	May 31,	May 31,
	2013	2012

Sales	$152,224	$65,680

Direct Costs	249,114	38,402

Gross Profit (Loss)	(96,890)	27,278

Operating Expenses
Consulting fees	10,500	11,000
Contract labor	3,000	3,000
Depreciation	2,359	2,533
Filing fees	1,866	650
Insurance	7,616	6,998
Bank charges	455	722
Legal and accounting	8,836	7,095
Office and miscellaneous	5,146	3,268
Rent	4,338	3,564
Shareholder information and printing	-	26
Telephone and utilities	176	72
Transfer agent fees	390	-
Travel and automotive	12,892	22
	57,574	38,950
Net operating loss	(154,464)	(11,672)

Other Income and (Expenses)
Interest Expense	(46,053)	(44,091)

Net loss	(200,517)	(55,763)

Preferred dividends, paid or accrued	7,898	7,898

Net loss attributable to common stockholders	$(208,415)	$(63,661)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	102,768,448	100,945,622

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the three months ended May 31, 2013 and 2012
(Stated in US Dollars)
(Unaudited)

	2013	2012
Operating Activities
Net loss for the period	$(200,517)	$(55,763)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	2,359	2,533
Changes in non-cash working capital balances related to operations:
Accounts Receivable	17,639	(35,014)
Inventory	-	(8,179)
Prepaids	7,616	1,767
Accounts payable	124,269	242
Accrued expenses	32,074	40,596
Advances payable	7,000	19,840
Net cash used in operating activities	(9,560)	(33,978)
Financing Activities
Borrowing on notes payable	-	6,671
Repayment on notes payable	(20,519)	(5,865)
Repayment on bank indebtedness	(3,076)	(2,828)
Proceeds from common stock issued for cash	-	36,000
Net cash provided (used) by financing activities	(23,595)	33,978

Increase (decrease) in cash during the period	(33,155)	-

Cash, beginning of period	69,022	-

Cash, end of period	$35,867	$-

Supplemental Disclosures of Cash Flow Information:

Cash Paid for Interest	$15,190	$1,238
Accrual of Preferred Stock Dividend	$7,898	$7,898
Stock Issued from Common Stock Payable	$-	$22,500

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
As of the period ended May 31, 2013
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 29, 2012	100,818,448	$14,783,215	315,914	$315,914	$141,389	$(18,884,341)	$(3,643,823)
Common stock issued for cash	1,200,000	326,000	-	-	-	-	326,000
Common stock issued for subscription	750,000	22,500	-	-	(22,500)	-	-
Options issued to Directors	-	26,303	-	-	-	-	26,303
Common shares subscribed	-	-	-	-	36,000	-	36,000
Dividends	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(568,823)	(568,823)
Balance, February 28, 2013	102,768,448	14,868,018	315,914	315,914	154,889	(19,484,755)	(4,145,934)
Dividends	-	-	-	-	-	(7,898)	(7,898)
Net income (loss) for the period	-	-	-	-	-	(200,517)	(200,517)
Balance, May 31, 2013 (unaudited)	102,768,448	$14,868,018	315,914	$315,914	$154,889	$(19,693,170)	$(4,354,349)

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

While the information presented in the accompanying three months to May 31, 2013 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2013.

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

NOTE 2 – GOING CONCERN

At May 31, 2013, the Company had not yet achieved profitable operations, had an accumulated deficit of $19,693,170 (February 28, 2013 - $19,484,755) since its inception and incurred a net loss of $200,517 (2012 - $ 55,763) for the three months ended May 31, 2013 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2014 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	May 31,	February 28,
	2013	2013
Accounts payable	$407,428	$283,159
Accounts payable – related party	35,884	35,884
Deferred Revenue	157,500	157,500
Accrued royalties payable – Guardian Alert	480,000	480,000

Detail of Accrued Expenses:
Accrued interest payable	772,346	741,483
Accrued non-resident withholding taxes, including accrued interest	163,304	163,304
Credit card	4,585	5,397
Commissions Payable	16,391	13,285
Accrued taxes payable	45,104	46,187
Total accrued expenses	$1,001,730	$969,656

Detail of Accrued Expense – Related party:
Accrued payroll – related party	53,694	53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

The Company is in arrears with respect to thirteen notes payable totaling $1,287,037.

NOTE 4 – COMMON STOCK

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

	May 31, 2013
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, May 31, 2013	3,000,000	$0.04

	February 28, 2013
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Expired during the year	(1,000,000)	(0.05)
Issued during the year	1,000,000	0.03
Outstanding and exercisable, February 28, 2013	3,000,000	$0.04

At May 31, 2013, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

3,000,000	$0.03	December 31, 2014

Warrants

As of May 31, 2013 and February 28, 2013, the Company had no outstanding warrants.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	May 31,
	2013	2012
Interest expense	$12,363	$12,381

As of May 31, 2013, included in accounts payable is $33,495 (February 28, 2013: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,389 (February 28, 2013: $2,389) to a shareholder with respect to unpaid fees and interest on promissory notes, $480,000 (February 28, 2013: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 28, 2013: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of May 31, 2013, included in advances payable is $128,020 (February 28, 2013: $121,020) owed to a company controlled by a director.

As of May 31, 2013, promissory notes payable of $439,590 (February 28, 2013: $439,590 is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
December, 2012	$216,372
December, 2012	168,218
April, 2012	15,000
August, 2012	12,500
November, 2013	27,500
Total	$439,590

All bear interest at 12% per annum.

NOTE 6 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 98% of the Company’s revenues are obtained from three (3) customers and one of these customers represents a significant portion of the accounts receivable. The Company is exposed to significant sales and accounts receivable concentration. Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the three months ended May 31, 2013, one (3) customer accounted for approximately 98% of revenue. For the three months ended May 31, 2012, there was one (1) customer that accounted for 87% of sales revenue.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of May 31, 2013 and May 31, 2012 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:	30,000 units
End of calendar year containing the third anniversary:	60,000 units

 NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 21, 2013, the date of which the financial statements were available to be issued.

As of July 3, 2013, the Company borrowed $25,000 on a one year note, paying interest monthly.

Management’s Discussion And Analysis
Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended May 31, 2013 and our Financial Statements and notes thereto for the period ended May 31, 2012.

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

2.           Results of Operations

For the three month period ended May 31, 2013 as compared to the three month period ended May 31, 2012.

	For the three months ended
	May 31, 2013	May 31, 2012
Sales
Sales Guardian Alert	152,224	65,680
Sales Scope Out	-	-
	152,224	65,680

Sales for the quarter ended May 31, 2013 increased by 132% from $65,680 to $152,224 due to increased demand for Guardian Alert and a shift of our focus from Scope Out to Guardian Alert sales. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the Three months ended May 31,
	2013	2012
Direct Cost
Scope Out Direct Costs
Cost of sales	-	-
Manufacturing expenses	-	-
Research and development	-	-
Commissions	-
Royalties - related party	15,000	15,000
Total Scope Out Direct Costs	15,000	15,000

Guardian Alert Direct Costs
Cost of sales	-	-
Manufacturing expenses	196,424	6,761
Research and development	7,500	3,000
Commissions	30,190	9,700
Royalties	-	3,941
Total Guardian Alert Direct Costs	234,114	23,402
Total Direct Costs	249,114	38,402

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $15,000 and $15,000 for the three month periods ended May 31, 2013 and 2012, respectively.

Direct costs related to Guardian Alert were $234,114 and $23,402 for the three month period ending May 31, 2013 and 2012, respectively. This change represents an increase of 900%. Commission expenses were $30,190 and $9,700 for the three month period ended May 31, 2013 and 2012, respectively. Commission expense increased 211% due to an increase in commissioned sales.  Manufacturing expenses were $196,424 and $6,761 for the three month period ended May 31, 2013 and 2012, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2013 and 2012 represents assembly costs for the sales achieved for the same period.

Selling, General, and Administrative

	For the three months ended
	May 31, 2013	May 31, 2012
Consulting fees	10,500	11,000
Contract labor	3,000	3,000
Depreciation	2,359	2,533
Filing fees	1,866	650
Insurance	7,616	6,998
Bank charges	455	722
Legal and accounting	8,836	7,095
Office and miscellaneous	5,146	3,268
Rent	4,338	3,564
Shareholder information and printing	-	26
Telephone and utilities	176	72
Transfer agent fees	390	-
Travel and automotive	12,892	22
Interest expense	46,053	44,089
Total	103,627	83,041

Sense Technologies, Inc. had selling, general and administrative expenses of $103,627 for the three month period ended May 31, 2013 compared to selling, general and administrative expenses of $83,041 for the three month period ended May 31, 2012, an increase in selling, general and administrative expenses of 25% from the prior period.

Consulting fees decreased from $11,000 for the three month period ended May 31, 2012 to $10,500 for the three month period ended May 31, 2013. The decrease was a result of consulting related to Guardian Alert product sales.

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

Legal and accounting fees increased from $7,095 in the three month period ended May 31, 2012 to $8,836 for the three month period ended May 31, 2013.

Following summarizes the overall operations results for the three month period ended May 31:

			Increase	% Increase
	2013	2012	( Decrease)	(decrease)

Sales	152,224	65,680	86,544	131.76
Direct Costs	249,114	38,402	210,712	548.70
General and Administrative expenses	103,627	83,041	20,586	24.79
Net Loss	(200,517)	(55,763)	(144,754)	(259.58)
Basic and Diluted Loss per share	(.00)	(.01)

We had a loss from operations of $200,517 for three month period ended May 31, 2013, compared to a loss from operations of $55,763 for the three month period ended May 31, 2012, an increase in loss from operations of $144,754 from the prior year.

Liquidity and Capital Resources

Our cash position at May 31, 2013 was $35,867 as compared to $69,022 at February 28, 2013. This decrease was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 4,348,349 and 4,145,934 as of May 31, 2013 and February 28, 2013, respectively. If we are unable to raise adequate working capital for fiscal 2014, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2014, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $15,560 in 2013, compared to $33,978 in 2012. The decrease in cash used in 2013 was largely due to the increase in accounts payable and accrued expenses.

Net cash provided by financing activities

Net cash used by financing activities was $17,595 in 2013 compared to net cash provided of $33,978 in 2012.

In 2013, we received $6,000 through subscriptions to our common shares.

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

The Company, including its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, the Company performed additional analysis and other post-closing procedures in an effort to ensure its consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended May 31, 2013 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended May 31, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

SENSE TECHNOLOGIES INC.

August 22, 2013	/s/ BRUCE E. SCHREINER
Bruce E. Schreiner
Chief Executive Officer, President, Director, Chief Financial Officer and Principal Accounting Officer