Form 10-Q
period 2013-08-31
SENSE TECHNOLOGIES INC
filed 2013-10-31
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2013
Common Stock	103,968,448 shares

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
INTERIM FINANCIAL STATEMENTS
August 31, 2013
(Stated in US Dollars)
( Unaudited )

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of August 31, 2013 and February 28, 2013
(Stated in US Dollars)

	August 31	February 28
	2013 (Unaudited)	2013

ASSETS
Current
Cash	$88,090	$69,022
Accounts receivable	49,660	52,710
Prepaids	26,452	19,466
Total Current Assets	164,202	141,198
Deposit	800	800
Equipment – Net of accumulated depreciation of $130,234 and $125,516 at August 31, 2013 and February 28,2013, respectively	12,473	17,191
Intangible assets	51	51
Total Assets	$177,526	$159,240

LIABILITIES
Current
Accounts payable	$448,228	$283,159
Accounts payable-related party	35,884	35,884
Accrued expenses	1,089,368	969,656
Accrued expenses-related party	70,811	70,811
Royalty payable – related party	480,000	480,000
Notes payable, current portion	558,146	533,934
Notes payable, current portion - default	263,000	263,000
Notes payable, -related party	21,760	-
Notes payable-related party - default	439,590	439,590
Advances payable – related entity	125,045	121,020
Dividends payable	345,302	329,507
Convertible promissory notes payable - default	584,447	584,447
Deferred Revenue	-	157,500
Total Current Liabilities	4,461,581	4,268,508

Notes payable, related party, long-term	98,240	-
Notes payable, long-term	28,755	36,666
Total Liabilities	4,588,576	4,305,174

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at August 31, 2013 (February 28, 2013: 315,914)	315,914	315,914
Common stock, without par value 150,000,000 shares authorized, 102,768,448 shares issued at August 31, 2013 (February 28, 2013: 102,768,448)	14,868,018	14,868,018
Common stock payable	172,263	154,889
Deficit	(19,767,245)	(19,484,755)
Total Stockholders’ Deficiency	(4,411,050)	(4,145,934)
Total Liabilities and Stockholders’ Deficiency	$177,526	$159,240

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
 INTERIM STATEMENTS OF LOSS
For the three and six months ended August 31, 2013 and 2012
 (Stated in US Dollars)
 (Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2013	2012	2013	2012

Sales	$376,690	$74,622	$528,914	$140,302
Direct costs	313,391	45,717	562,505	84,119

Gross profit (loss)	63,299	28,905	(33,591)	56,183

Operating Expenses
Consulting fees	10,500	33,500	21,000	44,500
Contract labor	3,000	3,000	6,000	6,000
Depreciation	2,359	2,533	4,718	5,066
Filing fees	5,910	1,400	7,776	2,050
Insurance	7,594	7,196	15,210	14,194
Bank charges	482	618	937	1,339
Legal and accounting	20,300	6,290	29,136	13,385
Office and miscellaneous	10,734	3,882	15,880	7,178
Rent	3,718	4,043	8,056	7,607
Telephone and utilities	107	166	283	238
Transfer agent fees	405	5,048	795	5,048
Travel and automotive	1,069	3,266	13,961	3,288
	66,178	70,942	123,752	109,893
Net operating loss	(2,879)	(42,037)	(157,343)	(53,710)

Other income and (expense)
Interest expense	63,298	41,605	109,351	85,856

Net loss	(66,177)	(83,642)	(266,694)	(139,566)

Preferred dividends, paid or accrued	7,898	7,898	15,796	15,796

Net loss attributable to common stockholders	$(74,075)	$(91,540)	$(282,490)	$(155,362)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding	102,768,448	102,768,448	102,768,448	101,857,035

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the six months ended August 31, 2013 and 2012
(Stated in US Dollars)
(Unaudited)

	Six Months Ended August 31, 2013	Six Months Ended August 31, 2012
Operating Activities
Net (loss) for the period	$(266,694)	$(139,566)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	4,718	5,066
Amortization of debt discount	17,374	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	3,050	(63,326)
Inventory	-	(8,179)
Prepaids	(6,986)	(5,757)
Deferred revenue	(157,500)
Accounts payable	165,069	(19,867)
Accrued expenses	119,711	71,138
Advances payable	4,025	98,135

Net cash used by operating activities	(117,233)	(62,356)

Financing Activities
Borrowing on debt	179,998	20,857
Payments on debt	(43,697)	(17,001)
Proceeds from common share subscriptions	-	58,500

Net cash provided by financing activities	136,301	62,356

Increase (Decrease) in cash during the period	19,068	-
Cash, beginning of period	69,022	-

Cash, end of period	$88,090	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,816	$8,805
Non-cash investing and financing activities:
Accrual of preferred stock dividend	$15,796	$15,796
Stock issued for common stock payable	$-	$22,500

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
As of the period ended August 31, 2013
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 29, 2012	100,818,448	$14,783,215	315,914	$315,914	$141,389	$(18,884,341)	$(3,643,823)
Common stock issued for cash	1,200,000	36,000	-	-	-	-	36,000
Common stock issued for subscription	750,000	22,500	-	-	(22,500)	-	-
Options issued to Directors	-	26,303	-	-	-	-	26,303
Common stock subscribed	-	-		-	36,000	-	36,000
Dividends	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(568,823)	(568,823)
Balance, February 28, 2013	102,768,448	14,868,018	315,914	315,914	154,889	(19,484,755)	(4,145,934)
Common stock subscribed	-	-	-	-	17,374	-	17,374
Dividends	-		-	-	-	(15,796)	(15,796)
Net income (loss) for the period	-		-	-	-	(266,694)	(266,694)
Balance, August 31, 2013 (unaudited)	102,768,448	$14,868,018	315,914	$315,914	$172,263	$(19,767,245)	$(4,411,050)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
 NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

While the information presented in the accompanying six months to August 31, 2013 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2013.

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

NOTE 2 – GOING CONCERN

At August 31, 2013, the Company had not yet achieved profitable operations, had an accumulated deficit of $19,767,245 (February 28, 2013 - $19,484,755) since its inception and incurred a net loss of $266,694 (2012 - $ 139,566) for the six months ended August 31, 2013 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2013 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – PREPAID EXPENSES

As of August 31, 2013, included in prepaid expenses is $26,452 (2012: $20,653) for an insurance premium for the directors of the Company financed through Flatiron Capital.  Insurance policy is from August 23, 2013 to August 23, 2014.

NOTE 4 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	August 31,	February 28,
	2013	2013
Accounts payable	$448,228	$283,159
Accounts payable – related party	35,884	35,884
Deferred Revenue	-	157,500
Accrued royalties payable – Guardian Alert	480,000	480,000

Detail of Accrued Expense
Accrued interest payable	812,644	741,483
Accrued non-resident withholding taxes, including accrued interest	168,346	163,304
Credit card	3,989	5,397
Commissions Payable	59,417	13,285
Accrued taxes payable	44,972	46,187
Total accrued expenses	$1,089,368	$969,656

Detail of Accrued Expense – Related party:
Accrued payroll – related party	53,694	53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

NOTE 5 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	August 31,	February 28,
	2013	2013
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between August 2012 and July, 2012. In default.	$243,000	$243,000

Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum with repayment due December 15, 2012. In default.	439,590	439,590

Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due January 12, 2012. In default.	10,000	10,000

Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012. In default.	10,000	10,000

Promissory notes payable, personally guaranteed by a director of the Company, bearing interest at the rate of 5.5% per annum and maturing May 11, 2016	-	73,874

Finance agreement on directors and officers liability policy, bearing interest at 7.75%, maturing June 24, 2014. This agreement is repayable in monthly principal and interest payments of $1,705.	15,932	6,076

Finance agreement on directors and officers liability policy, bearing interest at 7.75% per annum, no maturity date.	2,886	6,985

Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, no maturity date	100,000	100,000

Promissory note payable, unsecured, bearing interest at the rate of 12.0% per annum, no maturity date.	100,000	100,000

Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014.	131,083	156,665

Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing January 31, 2014.	100,000	100,000

Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing October 16, 2013 and July 3, 2014.	50,000	25,000

Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing August 19, 2014.	75,000	-

Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing July 20, 2014	10,000	-

Promissory notes payable, personally guaranteed by a related party of a director of the Company, bearing interest at the rate of 4.0% per annum and maturing August 27, 2018.	120,000	-

Promissory note payable, no stated interest or maturity date	2,000	2,000
	1,409,491	1,273,190
Less current portion	(1,282,496)	(1,236,524)
Long-term portion	$126,995	$36,666

The Company is in arrears with respect to four notes payable totaling $702,590.

Convertible notes payable	August 31,	February 29,
	2012	2012
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 28, 2013 and February 28, 2011, these notes were in arrears.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

The Company is in arrears with respect to nine convertible notes payable totaling $584,447.

Future minimum note payments as of August 31, 2013 are as follows:

Years Ending February 28,
2014	$1,271,836
2015	51,355
2016	23,500
Thereafter	62,800

NOTE 6 – PREFERRED STOCK

Dividends on preferred shares are payable annually on July 31 of each year. During the six months ended August 31, 2013 and the year ended February 28, 2013, the Company accrued dividends payable of $15,796 and $31,591, respectively. Dividends are currently accruing and total $345,302.

NOTE 7 – COMMON STOCK

a)           Common stock payable

During the six months ended August 31, 2013, the Company issued promissory notes with stock granted as an incentive.  The stock was valued with a total relative value of $17,374 recorded as a debt discount.  As the debt was due on demand, the discount was fully expensed in the second quarter ended August 31, 2013.

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

	August 31, 2013
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, August 31, 2013	3,000,000	$0.04

	February 28, 2013
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Expired during the year	(1,000,000)	(0.05)
Issued during the year	1,000,000	0.03
Outstanding and exercisable, February 28, 2013	3,000,000	$0.04

At August 31, 2013, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

3,000,000	$0.03	December 31, 2014

Warrants

As of August 31, 2013 and February 28, 2013, the Company had no outstanding warrants.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	August 31,
	2013	2012
Interest expense	$25,550	$24,744

As of August 31, 2013, included in accounts payable and accrued expenses are $33,495 (February 28, 2013: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,389 (February 28, 2013: $2,389) to a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 28, 2013: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 28, 2013: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of August 31, 2013, included in advances payable is $125,045 (February 28, 2013: $121,020) owed to a company controlled by a director.

As of August 31, 2013, promissory notes payable of $439,590 (February 28, 2013: $439,590) are due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
August, 2012	$12,500
December, 2012	384,590
April, 2013	15,000
November, 2013	27,500
Total	$439,590

All bear interest at 12% per annum.

As of August 31, 2013, promissory note payable of $120,000 (February 28, 2013: $nil) is personally guaranteed by a related party of the director of the company.

NOTE 9 – CONCENTRATIONS AND CONTINGENCIES

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

For the six months ended August 31, 2013, there were two (2) customers that accounted for 85% of the sales revenue.   For the six months ended August 31, 2012, there were two (2) customers that accounted for 89% of sales revenue.

For the six months ended August 31, 2013, there was one (1)) customer that accounted for 79% of the accounts receivable.  For the six month ended August 31, 2012, there was one (1) customer that accounted for 64% of the accounts receivable.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of August 31, 2013 and February 28, 2013 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:	30,000 units
End of calendar year containing the third anniversary:	60,000 units

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 29, 2013, the date of which the financial statements were  issued.  1,200,000 common shares were issued on September 12, 2013 from subscription.

Management’s Discussion And Analysis
Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended August 31, 2013 and our audited Financial Statements and notes thereto for the year ended February 28, 2013.

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

2.           Results of Operations

For the three and six month period ended August 31, 2013 as compared to the three and six month period ended August 31, 2012.

	For the three months ended		For the six months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Sales
Sales Guardian Alert	376,690	74,622	528,914	140,302
Sales Scope Out	-	-	-	-
	376,690	74,622	528,914	140,302

Sales for the six months ended August 31, 2013 increased by 277% from $140,302 to $528,914 due to increased demand for Guardian Alert and a shift of our focus from Scope Out to Guardian Alert sales. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

Sales for the three months ended August 31, 2013 increased by 405% from 74,622 to 376,690 due to increased demand from key customers.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the three months ended		For the six months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Direct Cost
Scope Out Direct Costs
Manufacturing expenses	-	-	-	-
Research and development	-	-	-	-
Commissions	-	-	-	-
Royalties - related party	15,000	15,000	30,000	30,000
Total Scope Out Direct Costs	15,000	15,000	30,000	30,000

Guardian Alert Direct Costs
Manufacturing expenses	233,101	4,337	429,526	11,098
Research and development	8,500	7,969	16,000	10,969
Commissions	56,790	12,275	86,980	21,975
Royalties	-	6,136	-	10,077
Total Guardian Alert Direct Costs	298,391	30,717	532,505	54,119
Total Direct Costs	313,391	45,717	562,505	84,119

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $15,000 and $15,000 for the three month periods ended August 31, 2013 and 2012, and $30,000 and $30,000 for the six month period ended August 31, 2013 and 2012.

Direct costs related to Guardian Alert® were $532,505 and $54,119 for the six month period ending August 31, 2013 and 2012, respectively. This change represents an increase of 884%. Commission expenses were $86,980 and $21,975 for the six month period ended August 31, 2013 and 2012, respectively. Commission expense increased 296% due to an increase in commissioned sales.  Manufacturing expenses were $429,526 and $11,098 for the six month period ended August 31, 2013 and 2012, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2012 and 2012 represents assembly costs for the sales achieved for the same period.

Direct costs related to Guardian Alert® were $298,391 and $30,717 for the three month period ending August 31, 2013 and 2012 respectively. This change represents an increase of 871%. Commission expenses were $56,790 and $12,275 for the three month period ended August 31, 2013 and 2012, respectively. Commission expense increased 363% due to increased commissioned sales for the three months.  Manufacturing expenses were $233,101 and $4,337 for the three month period ended August 31, 2013 and 2012, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2012 represents assembly costs for the sales achieved for the same period.

Selling, General, and Administrative

	For the three months ended		For the six months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Consulting fees	$10,500	$33,500	$21,000	$44,500
Contract labor	3,000	3,000	6,000	6,000
Depreciation	2,359	2,533	4,718	5,066
Filing fees	5,910	1,400	7,776	2,050
Insurance	7,594	7,196	15,210	14,194
Bank charges	482	618	937	1,339
Legal and accounting	20,300	6,290	29,136	13,385
Office and miscellaneous	10,734	3,882	15,880	7,178
Rent	3,718	4,043	8,056	7,607
Telephone and utilities	107	166	283	238
Transfer agent fees	405	5,048	795	5,048
Travel and automotive	1,069	3,266	13,961	3,288
Interest expense	63,298	41,605	109,351	85,856
	129,476	112,547	233,103	195,749

Sense Technologies, Inc. had selling, general and administrative expenses of $233,103 for the six month period ended August 31, 2013 compared to selling, general and administrative expenses of $195,749 for the six month period ended August 31, 2012, an increase in selling, general and administrative expenses of  19% from the prior period.

General and administrative expenses of $129,476 for the three month period ended August 31, 2013 compared to selling, general and administrative expenses of $112,547 for the three month period ended August 31, 2012, a 15% increase in selling, general and administrative expenses from the prior period.

Consulting fees decreased from $44,500 for the six month period ended August 31, 20121 to $21,000 for the six month period ended August 31, 2013. The decrease was a result of consulting related to Guardian Alert product sales.

Consulting fees decreased from $33,500 for the three month period ended August 31, 2012 to $10,500 for the three month period ended August 31, 2013. The decrease was a result of consulting related to Guardian Alert product sales.

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

Legal and accounting fees increased from $13,385 in the six month period ended August 31, 2012 to $29,136 for the six month period ended August 31, 2013.

Legal and accounting fees increased from $6,290 in the three month period ended August 31, 2012 to $20,300 for the three month period ended August 31, 2013.

Following summarizes the overall operations results for the three month period ended August 31:

			Increase	% Increase
	2013	2012	( Decrease)	(decrease)

Sales	528,914	140,302	388,612	276.98
Direct Costs	562,505	84,119	478,386	568.70
General and Administrative expenses	233,103	195,749	37,354	19.08
Net Loss	(266,694)	(139,566)	127,128	91.09
Basic and Diluted Loss per share	(.00)	(.00)

We had a loss from operations of $266,694 for six month period ended August 31, 2013, compared to a loss from operations of $139,566 for the six month period ended August 31, 2012, an increase in loss from operations of $127,128 from the prior year.

Liquidity and Capital Resources

Our cash position at August 31, 2013 was $88,090 as compared to $69,022 at February 28, 2013. This increase was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 4,405,050 and 4,145,934 as of August 31, 2013 and February 28, 2013, respectively. If we are unable to raise adequate working capital for fiscal 2013, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2014, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $117,233 in 2013, compared to $62,356 in 2012. The increase in cash used in 2013 was largely due to the increase in accounts payable and accrued expenses.

Net cash provided by financing activities

Net cash provided by financing activities was $136,301 in 2013 compared to net cash provided of $62,356 in 2012.

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended August 31, 2013 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28,  2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended August 31, 2013.

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

SENSE TECHNOLOGIES INC.

October 29, 2013	/s/ BRUCE E. SCHREINER
Bruce E. Schreiner
Chief Executive Officer, President, Director, Chief Financial Officer and Principal Accounting Officer