Form 10-Q
period 2013-11-30
SENSE TECHNOLOGIES INC
filed 2014-01-30
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 14, 2014
Common Stock	105,993,448 shares

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
INTERIM FINANCIAL STATEMENTS
November 30, 2013
(Stated in US Dollars)
(Unaudited)

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of November 30, 2013 and February 28, 2013
(Stated in US Dollars)

	November 30	February 28
	2013 (Unaudited)	2013

ASSETS
Current
Cash	$-	$69,022
Accounts receivable	31,180	52,710
Prepaids	18,534	19,466
Total Current Assets	49,714	141,198
Deposit	800	800
Equipment – Net of accumulated depreciation of $132,593 and $125,516 at November 30, 2013 and February 28, 2013, respectively	10,114	17,191
Intangible assets	51	51
Total Assets	$60,679	$159,240

LIABILITIES
Current
Accounts payable	$588,809	$283,159
Accounts payable-related party	35,884	35,884
Accrued expenses	1,126,579	969,656
Accrued expenses-related party	70,811	70,811
Royalty payable – related party	480,000	480,000
Notes payable, current portion	504,983	533,934
Notes payable, current portion - default	263,000	263,000
Notes payable, -related party	21,760	-
Notes payable-related party - default	439,590	439,590
Advances payable – related entity	148,171	121,020
Dividends payable	353,200	329,507
Convertible promissory notes payable - default	584,447	584,447
Deferred Revenue	-	157,500
Total Current Liabilities	4,617,234	4,268,508

Notes payable, related party, long-term	92,622	-
Notes payable, long-term	60,728	36,666
Total Long-term Liabilities	153,350	36,666
Total Liabilities	4,770,584	4,305,174

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at November 30, 2013 (February 28, 2013: 315,914)	315,914	315,914
Common stock, without par value 150,000,000 shares authorized, 105,993,448 shares issued at November 30, 2013 (February 28, 2013: 102,768,448)	14,951,392	14,868,018
Common stock payable	171,889	154,889
Deficit	(20,149,100)	(19,484,755)
Total Stockholders’ Deficiency	(4,709,905)	(4,145,934)
Total Liabilities and Stockholders’ Deficiency	$60,679	$159,240

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENTS OF LOSS
For the three and nine months ended November 30, 2013 and 2012
 (Stated in US Dollars)
 (Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2013	2012	2013	2012

Sales	$39,068	$66,771	$567,982	$206,573
Direct costs	104,881	146,241	667,386	230,360

Gross profit (loss)	(65,813)	(79,470)	(99,404)	(23,787)

Operating Expenses
Consulting fees	230,281	11,500	251,281	56,000
Contract labor	3,000	3,000	9,000	9,000
Depreciation	2,359	2,533	7,077	7,599
Filing fees	2,876	6,996	10,652	9,046
Insurance	7,918	7,313	23,128	21,507
Bank charges	534	616	1,471	1,956
Legal and accounting	7,412	19,010	36,548	32,395
Office and miscellaneous	3,051	13,776	18,931	20,953
Rent	3,719	3,432	11,775	11,039
Telephone and utilities	143	57	426	295
Transfer agent fees	1,527	1,306	2,322	6,354
Travel and automotive	292	4,386	14,253	7,674
	263,112	73,925	386,864	183,818
Net operating loss	(328,925)	(153,395)	(486,268)	(207,605)

Other income and (expense)
Interest expense	45,032	36,129	154,383	121,986

Net loss	(373,957)	(189,524)	(640,651)	(329,591)

Preferred dividends, paid or accrued	7,898	7,898	23,694	23,694

Net loss attributable to common stockholders	$(381,855)	$(197,422)	$(664,345)	$(353,285)

Basic and diluted loss per share	$0.00	$0.00	$0.01	$0.00

Weighted average number of shares outstanding – basic and fully diluted	103,619,814	102,768,448	103,334,993	102,158,630

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the nine months ended November 30, 2013 and 2012
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012
Operating Activities
Net (loss) for the period	$(640,651)	$(329,591)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	7,077	7,599
Amortization of debt discount	17,374	-
Changes in operating assets and liabilities related to operations:
Accounts receivable	21,530	(10,240)
Inventory	-	(8,179)
Prepaids	932	5,766
Deferred revenue	(157,500)
Accounts payable	305,649	4,063
Accrued expenses	156,923	109,894
Advances payable	27,151	118,685

Net cash used by operating activities	(261,515)	(102,003)

Financing Activities
Borrowing on debt	179,998	80,029
Payments on debt	(70,505)	(50,026)
Proceeds from common share subscriptions	83,000	72,000

Net cash provided by financing activities	192,493	102,003

Increase (Decrease) in cash during the period	(69,022)	-
Cash, beginning of period	69,022	-

Cash, end of period	$-	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26,338	$13,205
Non-cash investing and financing activities:
Accrual of preferred stock dividend	$23,694	$23,694
Stock issued for common stock payable	$36,000	$58,500

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
As of the period ended November 30, 2013
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 29, 2012	100,818,448	$14,783,215	315,914	$315,914	$141,389	$(18,884,341)	$(3,643,823)
Common stock issued for cash	1,200,000	36,000	-	-	-	-	36,000
Common stock issued for subscription	750,000	22,500	-	-	(22,500)	-	-
Options issued to Directors	-	26,303	-	-	-	-	26,303
Common stock subscribed for cash	-	-		-	36,000	-	36,000
Dividends	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(568,823)	(568,823)
Balance, February 28, 2013	102,768,448	14,868,018	315,914	315,914	154,889	(19,484,755)	(4,145,934)
Common stock issued as inducement	1,025,000	17,374	-	-	-	-	17,374
Common stock issued for cash	1,000,000	30,000	-	-	-	-	30,000
Common stock issued for subscription	1,200,000	36,000	-	-	(36,000)	-	-
Common stock subscribed for cash	-	-	-	-	53,000	-	53,000
Dividends	-		-	-	-	(23,694)	(23,694)
Net income (loss) for the period	-		-	-	-	(640,651)	(640,651)
Balance, November 30, 2013 (unaudited)	105,993,448	$14,951,392	315,914	$315,914	$171,889	$(20,149,100)	$(4,709,905)

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

While the information presented in the accompanying nine months to November 30, 2013 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2013.

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

NOTE 2 – GOING CONCERN

At November 30, 2013, the Company had not yet achieved profitable operations, had an accumulated deficit of $20,149,100 (February 28, 2013 - $19,484,755) since its inception and incurred a net loss of $640,651 (2012 - $ 329,591) for the nine months ended November 30, 2013 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2014 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – PREPAID EXPENSES

As of November 30, 2013, included in prepaid expenses is $18,534 (February 28, 2013: $19,466) for an insurance premium for the directors of the Company financed through Flatiron Capital.  Insurance policy is from August 23, 2013 to August 23, 2014.

NOTE 4 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	November 30,	February 28,
	2013	2013
Accounts payable	$588,809	$283,159
Accounts payable – related party	35,884	35,884
Deferred Revenue	-	157,500
Accrued royalties payable – Guardian Alert	480,000	480,000

Detail of Accrued Expenses:
Accrued interest payable	850,914	741,483
Accrued non-resident withholding taxes, including accrued interest	168,346	163,304
Credit card	3,460	5,397
Commissions Payable	59,609	13,285
Accrued taxes payable	44,250	46,187
Total accrued expenses	$1,126,579	$969,656

Detail of Accrued Expense – Related party:
Accrued payroll – related party	53,694	53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

NOTE 5 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	November 30,	February 28,
	2013	2013
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between August 2012 and July, 2012. In default.	$243,000	$243,000

Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum with repayment due December 15, 2012. In default.	439,590	439,590

Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due January 12, 2012. In default.	10,000	10,000

Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012. In default.	10,000	10,000

Promissory notes payable, personally guaranteed by a director of the Company, bearing interest at the rate of 5.5% per annum and maturing May 11, 2016	-	73,874

Finance agreement on directors and officers liability policy, bearing interest at 7.75%, maturing June 24, 2014. This agreement is repayable in monthly principal and interest payments of $1,705.	10,732	6,076

Finance agreement on directors and officers liability policy, bearing interest at 7.75% per annum, no maturity date.	-	6,985

Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, no maturity date	100,000	100,000

Promissory note payable, unsecured, bearing interest at the rate of 12.0% per annum, no maturity date.	100,000	100,000

Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014.	117,978	156,665

Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing January 31, 2014.	100,000	100,000

Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing October 16, 2013 and July 3, 2014.	50,000	25,000

Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing August 19, 2014.	75,000	-

Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing July 20, 2014	10,000	-

Promissory notes payable, personally guaranteed by a related party of a director of the Company, bearing interest at the rate of 4.0% per annum and maturing August 27, 2018.	114,382	-

Promissory note payable, no stated interest or maturity date	2,000	2,000
	1,382,682	1,273,190
Less current portion	(1,229,332)	(1,236,524)
Long-term portion	$153,350	$36,666

The Company is in arrears with respect to four notes payable totaling $702,590.

Convertible notes payable	November 30,	February 29,
	2012	2012
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demean for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 28, 2013 and February 28, 2011, these notes were in arrears.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

The Company is in arrears with respect to nine convertible notes payable totaling $584,447.

Future minimum note payments as of November 30, 2013 are as follows:

Years Ending February 28,
2014	$1,301,823
2015	22,618
2016	23,540
Thereafter	34,701

NOTE 6 – PREFERRED STOCK

Dividends on preferred shares are payable annually on July 31 of each year. During the nine months ended November 30, 2013 and the year ended February 28, 2013, the Company accrued dividends payable of $23,694 and $31,591, respectively. Dividends are currently accruing and total $353,200.

NOTE 7 – COMMON STOCK

a)           Common stock payable

During the nine months ended November 30, 2013, the Company issued promissory notes with stock granted as an incentive.  The stock was valued with a total relative value of $17,374 recorded as a debt discount.  As the debt was due on demand, the discount was fully expensed in the second quarter ended August 31, 2013.   The Company issued 1,025,000 shares during the quarter ended November 30, 2013 for this inducement.

During the nine months ended November 30, 2013, the Company issued 2,200,000 shares of common stock for cash proceeds of $66,000 of which $36,000 was received in prior quarters and record as Common Stock Payable

During the nine months ended November 30, 2013, the Company received $53,000 of common stock subscribed in common stock payable for 1,766,667 shares.

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

	November 30, 2013
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, November 30, 2013	3,000,000	$0.04

	February 28, 2013
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Expired during the year	(1,000,000)	(0.05)
Issued during the year	1,000,000	0.03
Outstanding and exercisable, February 28, 2013	3,000,000	$0.04

At November 30, 2013, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

3,000,000	$0.03	December 31, 2014

Warrants

As of November 30, 2013 and February 28, 2013, the Company had no outstanding warrants.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	November 30,
	2013	2012
Interest expense	$38,738	$38,117

As of November 30, 2013, included in accounts payable and accrued expenses are $33,495 (February 28, 2013: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,389 (February 28, 2013: $2,389) to a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 28, 2013: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 28, 2013: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of November 30, 2013, included in advances payable is $148,171 (February 28, 2013: $121,020) owed to a company controlled by a director.

As of November 30, 2013, promissory notes payable of $439,590 (February 28, 2013: $439,590) are due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
August, 2012	$12,500
December, 2012	384,590
April, 2013	15,000
November, 2013	27,500
Total	$439,590

All bear interest at 12% per annum.

As of November 30, 2013, promissory note payable of $114,382 (February 28, 2013: $nil) is personally guaranteed by a related party of the director of the company.

NOTE 9 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 95% of the Company’s revenues are obtained from two (2) customers and one of these customers represents a significant portion of the accounts receivable.  The Company is exposed to significant sales and accounts receivable concentration.  Sales to these customers are not made pursuant to a long term agreement.  Customers are under no obligation to continue to purchase from the Company.

For the nine months ended November 30, 2013, there were two (2) customers that accounted for 95% of the sales revenue.   For the nine months ended November 30, 2012, there were three (3) customers that accounted for 89% of sales revenue.

For the nine months ended November 30, 2013, there was one (1)) customer that accounted for 69% of the accounts receivable.  For the nine months ended November 30, 2012, there was one (1) customer that accounted for 58% of the accounts receivable.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of November 30, 2013 and February 28, 2013 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:	30,000 units
End of calendar year containing the third anniversary:	60,000 units

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 29, 2014, the date of which the financial statements were  issued.

Management’s Discussion And Analysis

Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended November 30, 2013 and our audited Financial Statements and notes thereto for the year ended February 28, 2013.

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

2.           Results of Operations

For the three and nine month period ended November 30, 2013 as compared to the three and nine month period ended November 30, 2012.

	For the three months ended		For the nine months ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Sales
Sales Guardian Alert	39,068	66,771	567,982	206,573
Sales Scope Out	-	-	-	-
	39,068	66,771	567,982	206,573

Sales for the nine months ended November 30, 2013 increased by 175% from $206,573 to $567,982 due to increased demand for Guardian Alert and a shift of our focus from Scope Out to Guardian Alert sales. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

Sales for the three months ended November 30, 2013 decreased by 42% from 66,771 to 39,068 due to decreased demand from key customers.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the three months ended		For the nine months ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Direct Cost
Scope Out Direct Costs
Manufacturing expenses	-	-	-	-
Research and development	-	-	-	-
Commissions	-	-	-	-
Royalties - related party	15,000	15,000	45,000	45,000
Total Scope Out Direct Costs	15,000	15,000	45,000	45,000

Guardian Alert Direct Costs
Manufacturing expenses	62,935	97,873	492,460	108,940
Research and development	10,500	6,623	26,500	17,623
Commissions	16,446	22,739	103,426	44,714
Royalties	-	4,006	-	14,083
Total Guardian Alert Direct Costs	89,881	131,241	622,386	185,360
Total Direct Costs	104,881	146,241	667,386	230,360

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $15,000 and $15,000 for the three month periods ended November 30, 2013 and 2012, and $45,000 and $45,000 for the nine month period ended November 30, 2013 and 2012.

Direct costs related to Guardian Alert® were $622,386 and $185,360 for the nine month period ending November 30, 2013 and 2012, respectively. This change represents an increase of 236%. Commission expenses were $103,426 and $44,714 for the six month period ended November 30, 2013 and 2012, respectively. Commission expense increased 131% due to an increase in commissioned sales.  Manufacturing expenses were $492,460 and $108,940 for the nine month period ended November 30, 2013 and 2012, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the nine months ended in 2013 and 2012 represents assembly costs for the sales achieved for the same period.

Direct costs related to Guardian Alert® were $89,881 and $131,241 for the three month period ending November 30, 2013 and 2012 respectively. This change represents a decrease of 32%. Commission expenses were $16,446 and $22,739 for the three month period ended November 30, 2013 and 2012, respectively. Commission expense decreased 28% due to decreased commissioned sales for the three months.  Manufacturing expenses were $62,935 and $97,873 for the three month period ended November 30, 2013 and 2012, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2012 represents assembly costs for the sales achieved for the same period.

Selling, General, and Administrative

	For the three months ended		For the nine months ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Consulting fees	$230,281	$11,500	$251,281	$56,000
Contract labor	3,000	3,000	9,000	9,000
Depreciation	2,359	2,533	7,077	7,599
Filing fees	2,876	6,996	10,652	9,046
Insurance	7,918	7,313	23,128	21,507
Bank charges	534	616	1,471	1,956
Legal and accounting	7,412	19,010	36,548	32,395
Office and miscellaneous	3,051	13,776	18,931	20,953
Rent	3,719	3,432	11,775	11,039
Telephone and utilities	143	57	426	295
Transfer agent fees	1,527	1,306	2,322	6,354
Travel and automotive	292	4,386	14,253	7,674
Interest expense	45,032	36,129	154,383	121,986
	308,144	110,054	541,247	305,804

Sense Technologies, Inc. had selling, general and administrative expenses of $541,247 for the nine month period ended November 30, 2013 compared to selling, general and administrative expenses of $305,804 for the nine month period ended November 30, 2012, an increase in selling, general and administrative expenses of 77% from the prior period.

General and administrative expenses of $308,144 for the three month period ended November 30, 2013 compared to selling, general and administrative expenses of $110,054 for the three month period ended November 30, 2012, a 180% increase in selling, general and administrative expenses from the prior period.

Consulting fees increased from $56,000 for the nine month period ended November 30, 2012 to $251,281 for the nine month period ended November 30, 2013. The increase was a result of consulting related to Guardian Alert product sales.  An agreement to pay back consulting fees of $200,000 was implemented during the quarter ended November 30, 2013.

Consulting fees increased from $11,500 for the three month period ended November 30, 2012 to $230,281 for the three month period ended November 30, 2013. The increase was a result of consulting related to Guardian Alert product sales.

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
Legal and accounting fees increased from $32,395 in the nine month period ended November 30, 2012 to $36,548 for the nine month period ended November 30, 2013.

Legal and accounting fees decreased from $19,010 in the three month period ended November 30, 2012 to $7,412 for the three month period ended November 30, 2013.

Following summarizes the overall operations results for the three month period ended November 30:

			Increase	% Increase
	2013	2012	(Decrease)	(decrease)

Sales	567,982	206,573	361,409	174.95
Direct Costs	667,386	230,360	437,026	189.71
General and Administrative expenses	541,247	305,804	235,443	76.99
Net Loss	(640,651)	(329,591)	311,060	94.38
Basic and Diluted Loss per share	.01	(.00)	.01

We had a loss from operations of $640,651 for nine month period ended November 30, 2013, compared to a loss from operations of $329,591 for the nine month period ended November 30, 2012, an increase in loss from operations of $311,060 from the prior year.

Liquidity and Capital Resources

Our cash position at November 30, 2013 was $nil as compared to $69,022 at February 28, 2013. This decrease was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 4,709,905 and 4,145,934 as of November 30, 2013 and February 28, 2013, respectively. If we are unable to raise adequate working capital for fiscal 2013, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2014, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $261,515 in 2013, compared to $102,003 in 2012. The increase in cash used in 2013 was largely due to the increase in accounts payable and accrued expenses.

Net cash provided by financing activities

Net cash provided by financing activities was $192,493 in 2013 compared to net cash provided of $102,003 in 2012.

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2013 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28,  2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended November 30, 2013.

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

SENSE TECHNOLOGIES INC.

January 30, 2014	/s/ BRUCE E. SCHREINER
Bruce E. Schreiner
Chief Executive Officer, President, Director, Chief Financial Officer and Principal Accounting Officer