Form 10-K
period 2014-02-28
SENSE TECHNOLOGIES INC
filed 2014-07-25
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED FEBRUARY 28, 2014

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

The aggregate market value of voting and non-voting common stock held by non-affiliates for the registrant as of August 31, 2013 was approximately $1,850,409.  At July 21, 2014 there were 118,393,450 shares of common stock outstanding.

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

Please see Marketing and Marketing of our Guardian Alert® Doppler Awareness System” discussion on page 5 and Marketing and Marketing our ScopeOut® Product” on page 7 for further information.

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

The following table shows the high and low sales prices, in U.S. dollars, of our common stock on the OTC for each quarter within the last two fiscal years:

Quarter Ended	High	Low
February 28, 2014	$0.02	$0.02
November30, 2013	$0.02	$0.02
August 31, 2013	$0.02	$0.02
May 31, 2013	$0.02	$0.02
February 28, 2013	$0.02	$0.02
November 30, 2012	$0.02	$0.02
August 31, 2012	$0.02	$0.02
May 31, 2012	$0.02	$0.02

The above sales prices were based on the closing trades reported on the NASD Over-the-Counter quotation system and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 28, 2014, there were 419 shareholders of record holding 109,893,448 shares of our common stock; as of July 21, 2014, there were 118,393,450 common shares outstanding.

DIVIDENDS

There are no dividend restrictions in the Company.

RECENT SALES OF UNREGISTERED SECURITIES

On September 30, 2013, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On September 30, 2013, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On October 15, 2013, one investor under Rule 506 of Regulation D, subscribed for 200,000 common shares at a price of $.03 per share for total proceeds to the Company of $6,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On November 14, 2013, one investor under Rule 506 of Regulation D, subscribed for 200,000 common shares at a price of $.03 per share for total proceeds to the Company of $6,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On November 25, 2013, one investor under Rule 506 of Regulation D, subscribed for 666,667 common shares at a price of $.03 per share for total proceeds to the Company of $20,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On November 25, 2013, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On December 4, 2013, one investor under Rule 506 of Regulation D, subscribed for 333,333 common shares at a price of $.03 per share for total proceeds to the Company of $10,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On December 30, 2013, one investor under Rule 506 of Regulation D, subscribed for 666,667 common shares at a price of $.03 per share for total proceeds to the Company of $20,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On January 3, 2014, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On January 6, 2014, one investor under Rule 506 of Regulation D, subscribed for 833,333 common shares at a price of $.03 per share for total proceeds to the Company of $25,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On January 29, 2014, one investor under Rule 506 of Regulation D, subscribed for 1,500,000 common shares at a price of $.03 per share for total proceeds to the Company of $45,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On January 29, 2014, one investor under Rule 506 of Regulation D, subscribed for 500,000 common shares at a price of $.03 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

4,900,000 shares have been issued to date.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the period ended February 28, 2014 and our audited Financial Statements and notes thereto for the period ended February 28, 2013.

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

RESULTS OF OPERATIONS

For the period ended February 28, 2014 as compared to the period ended February 28, 2013.

	2014	2013
Sales - Guardian Alert	638,955	299,368
Sales - Scope Out	-	-
Total Sales	638,955	299,368

Sales for the period ended February 28, 2014 increased by 113%. The sales increase was primarily attributable to our sales related to the Guardian Alert line of product sold in Europe and through the Escort contracts. Guardian Alert unit revenues for the years ended February 28, 2014 and February 28, 2013 were $638,955 and $299,368, respectively, an increase of 113%. This increase was largely due to the product having initial success with large fleet utilization. ScopeOut® unit revenues for the years ended February 28, 2014 and February 28, 2013 were $nil and $nil, respectively. This was due to no marketing efforts regarding ScopeOut® so we could concentrate on Guardian Alert® sales.

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

Direct Cost
	2014	2013
Scope Out Direct Costs
Cost of sales	-	-
Manufacturing expenses	-	-
Research and development	-	-
Commissions	-	-
Royalties - related party	60,000	60,000
Write - off of inventory	-	-
Total Scope Out Direct Costs	60,000	60,000

Guardian Alert Direct Costs
Cost of sales	-	-
Manufacturing expenses	519,613	201,656
Research and development	45,960	24,760
Commissions	111,163	57,398
Royalties - related party	-	57,698
Write – off inventory	-	10,414
Total Guardian Alert Direct Costs	676,736	351,926

Total Direct Costs	736,736	411,926

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Management periodically reviews inventory and makes a determination as to whether any inventory is obsolete.  If we determine that certain materials and or products are not in saleable condition and that the likelihood of them being sold is remote, management will make a decision to write off the inventory and or parts of inventory that it deems will not sell.  If previously written-off inventory later sells, costs of sale are significantly lower due to the previous write-off of those costs. This can materially affect period gross profit ratios.   During the year ended February 28, 2013, the Company wrote off inventory not accounted for during inventory observation.

Direct costs for the period ended February 28, 2014 increased by 79%. Sense Technologies incurred direct costs of $736,736 and $411,926 for the years ended February 28, 2014 and February 28, 2013, respectively.

Direct costs related to ScopeOut® were $60,000 and $60,000 for the years ended February 28, 2014 and February 28, 2013, respectively, an increase of 0%.

Direct costs related to Guardian Alert were $676,736 and $351,296 for the years ended February 28, 2014 and February 28, 2013, respectively. This change represents an increase of 92%. The increase is primarily from assembly costs and royalties related to Guardian Alert. Manufacturing expenses incurred were $519,613 and $201,656 for the years ended February 28, 2014 and February 28, 2013, respectively. This increase is attributed to the expenses incurred in 2014 related to the assembly components of the Guardian Alert product line and increased sales.

Selling, General, and Administrative
	2014	2013
Consulting fees	272,319	66,500
Contract labor	12,000	12,000
Depreciation	9,436	10,132
Filing fees	13,265	14,942
Insurance	30,959	28,836
Bank charges	1,828	2,395
Legal and accounting	44,039	39,322
Management fees	-	26,303
Office and miscellaneous	15,211	28,615
	15,493	14,463
Shareholder information and printing	1,450	26
Tax penalties	11,986	11,986
Telephone and utilities	949	474
Transfer agent fees	6,686	11,597
Travel and automotive	17,363	17,435
Total	452,984	285,026

Sense Technologies, Inc. had selling, general and administrative expenses of $452,984 for the year ended February 28, 2014, compared to selling, general and administrative expenses of $285,026 for the year ended February 28, 2013, an increase in selling, general and administrative expenses of $167,958 from the prior period. The increase of 59% was mainly due to the increase of consulting fees for the Guardian Alert.

Consulting fees increased from $66,500 for the year ended February 28, 2013 to $272,319 for the year ended February 28, 2014, an increase of 309%.  The increase was a result of an increase in consulting related to the Guardian Alert products.

Bank charges decreased slightly in the year ended February 28, 2014 to $1,828 from $2,395 in the year ended February 28, 2013.

Office and miscellaneous fees were $15,211 and $28,615 for the years ended February 28, 2014 and February 28, 2013, respectively. The decrease of 47% was due to decrease in shipping. Rent expenses increased to $15,493 in the fiscal year February 28, 2014 from $14,463 in the year ended February 28, 2013. The increase of 7% was a result of the Company’s negotiated lease in Grand Island, Nebraska.

Components of Office and Miscellaneous Expenses and Travel and Automotive Expenses for the periods follow:

	2014	2013
Office and Miscellaneous Expenses:
Postage and Delivery	$1,059	$20,732
Foreign Exchange	(1,394)	(880)
Dues and subscriptions	1,655	2,995
Licenses and Permits	150	174
Freight & Delivery	6,946	3,828
Office Supplies	3,645	359
Supplies	90	787
Repairs	1,880	305
General Miscellaneous	1,180	315
Total	$15,211	$28,615

Travel and Automotive Expenses:
Guardian Alert Travel	$17,363	$17,435
ScopeOut travel	-	-
Total	$17,363	$17,435

Our travel costs have been focused on the Guardian Alert® product as opposed to the ScopeOut® in the year ended February 28, 2014 and February 28, 2013.

Following summarizes the overall operations results:

			Increase	% Increase
	2014	2013	( Decrease)	(decrease)

Sales	$638,955	$299,368	$339,587	113%
Direct Costs	$736,736	$411,926	$324,810	79%
General and Administrative expenses	$452,984	$285,026	$167,958	59%
Net Loss from Operations	$500,765	$397,584

We had a loss from operations of $500,765 for year ended February 28, 2014, compared to a loss from operations of $397,584 for the year ended February 28, 2013, an increase in loss from operations of $103,181 from the prior year. The decrease in the loss from operations was primarily attributable to the increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at February 28, 2014 was $NIL as compared to $69,022 at February 28, 2013. This decrease was due to the net of our use of cash in operating and investing activities and cash provided by financing activities.

Our net loss of $753,214 for fiscal year 2014 included non-cash charges of $17,374 for debt discount through issuance of common stock options and depreciation of $9,436.  Our net loss of $568,823 for fiscal year 2013 includes depreciation of $10,132, $10,414 inventory impairment and non-cash charges of $26,303 for management fees through issuance of common stock options.  Non-cash working capital changes included decreases in prepaid expenses and advances payable and an increase in accounts receivable, accounts payable and accrued expenses. The net cash used in operating activities for fiscal 201 was $372,253 as compared to $119,028 for fiscal year 2013.

We have generated only limited revenues to date, have a working capital deficit of $20,269,560 as of February 28, 2014, compared to $19,484,755 as of February 28, 2013. If we are unable to raise adequate working capital for fiscal 2015, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2015, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $372,253 during fiscal year 2014, compared to $119,028 during fiscal 2013. The increase in cash used in fiscal 2014 was primarily due to the following factors:

(i)	Net loss for the period
(ii)	Accounts Payable

The Company is in arrears with respect to fifteen notes payable totaling $1,437,037. The Company plans to address this situation on a per-note basis as sufficient net cash flows are generated with which to negotiate new terms on these notes.  In the meantime, these notes could be foreclosed on which would negatively impact the Company’s ability to continue in business.  Should that happen, a plan for an interim solution to each note default would be attempted, but there is no assurance these efforts would be successful to forestall a serious impairment of the Company’s ability to continue.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $0 during fiscal year 2014 and 2013.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $303,231 during fiscal year 2014 compared to net cash provided of $188,050 during fiscal year 2013.

During fiscal year 2014, we received $213,000 through subscriptions to private placements of our common shares. In the fiscal 2013, we had received $72,000 through subscriptions to private placements of our common shares.

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

We project that we will have the following cash needs to fund our ongoing operating expenses and working capital requirements through February 28, 2015, as detailed below.

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

We are hopeful that internal cash flow will cover our cash requirements, but otherwise plan to raise additional capital as required to meet the balance of our estimated funding requirements through February 28, 2015, through either or a combination of:

(1)	issuance of promissory notes payable
(2)	private placements of our common shares
(3)	cash flow from operations

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. In respect of our cash requirements, we plan to raise $100,000 from equity investors via private placements of our common stock and we need to secure debt financing through a line of credit facility in the amount of $250,000 to finance operations. Should our sales not occur as anticipated, we will need to raise additional funds through a combination of debt issuances and equity offerings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sense Technologies, Inc.

We have audited the accompanying balance sheets of Sense Technologies, Inc. as of February 28, 2014 and February 28, 2013 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Sense Technologies, Inc. referred to above present fairly, in all material respects, the financial position of Sense Technologies, Inc. as of February 28, 2014 and February 28, 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/S/ M&K CPAS, PLLC

July 25, 2014
Houston, Texas
www.mkacpas.com

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of February 28, 2014 and 2013
(Stated in US Dollars)

	February 28,	February 28,
	2014	2013
ASSETS
Current
Cash	$-	$69,022
Accounts Receivable	8,500	52,710
Prepaids	22,297	19,466
Total Current Assets	30,797	141,198
Deposit	800	800
Equipment – Net of accumulated depreciation of $134,952 and $125,516 at February 28, 2014 and 2013, respectively	7,755	17,191
Intangible assets	51	51
Total Assets	$39,403	$159,240
LIABILITIES

Current
Bank overdraft	$14,022	$-
Accounts payable	564,291	283,159
Accounts payable-related party	35,884	35,884
Accrued expenses	1,162,273	969,656
Accrued expenses-related party	70,811	70,811
Royalty payable – related party	480,000	480,000
Notes payable, current portion	551,954	533,934
Notes payable, current portion – default	263,000	263,000
Notes payable – related party	108,877	-
Notes payable-related party - default	439,590	439,590
Advances payable – related entity	103,521	121,020
Dividends payable	361,098	329,507
Convertible promissory notes payable - default	584,447	584,447
Deferred Revenue	-	157,500
Total Current Liabilities	4,739,768	4,268,508

Notes payable, long-term	-	36,666
Total Liabilities	4,739,768	4,305,174

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at February 28, 2014 (February 28, 2013: 315,914)	315,914	315,914
Common stock, without par value 150,000,000 shares authorized, 109,893,448 shares issued at February 28, 2014 (February 28, 2013: 102,768,448)	15,068,392	14,868,018
Common stock payable	184,889	154,889
Deficit	(20,269,560)	(19,484,755)
Total Stockholders’ Deficiency	(4,700,365)	(4,145,934)
Total Liabilities and Stockholders’ Deficiency	$39,403	$159,240

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
For the years ended February 28, 2014 and 2013
(Stated in US Dollars)

	For the years ended
	February 28,	February 28,
	2014	2013
Sales	$638,955	$299,368

Direct Costs	736,736	411,926

Gross Profit	(97,781)	(112,558)

Operating Expenses

Consulting fees	272,319	66,500
Contract Labor	12,000	12,000
Depreciation	9,436	10,132
Filing fees	13,265	14,942
Insurance	30,959	28,836
Bank charges	1,828	2,395
Legal and accounting	44,039	39,322
Management fees	-	26,303
Office and miscellaneous	15,211	28,615
Rent	15,493	14,463
Shareholder information and printing	1,450	26
Tax penalties	11,986	11,986
Telephone and utilities	949	474
Transfer agent fees	6,686	11,597
Travel and automotive	17,363	17,435
	452,984	285,026
Net operating loss	(550,765)	(397,584)

Other Income and (Expenses)
Interest Income	1,039	1,051
Impairment of prepaid royalty	-	-
Interest Expense	(203,488)	(172,290)
	(202,449)	(171,239)

Net loss	(753,214)	(568,823)

Preferred dividends, paid or accrued	31,591	31,591

Net loss attributable to common stockholders	$(784,805)	$(600,414)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	104,759,270	102,308,996

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the years ended February 28, 2014 and 2013
(Stated in US Dollars)

	2014	2013
Operating Activities
Net loss for the period	$(753,214)	$(568,823)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	9,436	10,132
Amortization of debt discount	17,374	-
Common shares issued for services	-	26,303
Impairment of Inventory	-	10,414
Changes in non-cash working capital balances related to operations:
Accounts Receivable	44,210	(50,754)
Inventory	-	(10,414)
Prepaids	(2,831)	47,146
Accounts payable	281,132	(26,018)
Accrued expenses	49,139	325,083
Advances payable	(17,499)	117,903
Net cash used in operating activities	(372,253)	(119,028)
Financing Activities
Borrowing on notes payable	188,506	199,680
Repayment on notes payable	(24,401)	(71,897)
Repayment on bank indebtedness	(73,874)	(11,733)
Proceeds from common stock issued for cash	147,000	6,000
Proceeds from common share subscriptions	66,000	66,000
Net cash provided by financing activities	303,231	188,050

Increase (decrease) in cash during the period	(69,022)	69,022

Cash, beginning of period	69,022	-

Cash, end of period	$-	$69,022

Supplemental Disclosures of Cash Flow Information:

Accrual of Preferred Stock Dividend	$31,591	$31,591
Stock issued for common stock payable	$36,000	$22,500
Stock issued for inducement	$17,374	$-

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the years ended February 28, 2014 and 2013
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 28, 2012	100,818,448	$14,783,215	315,914	$315,914	$141,389	$(18,884,341)	$(3,643,823)
Common share subscribed	-	-	-	-	36,000	-	36,000
Common stock issued for cash	1,200,000	36,000	-	-	-	-	36,000
Common stock issued for subscription	750,000	22,500	-	-	(22,500)	-	-
Options issued to Directors	-	26,303	-	-	-	-	26,303
Dividends	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(568,823)	(568,823)
Balance, February 28, 2013	102,768,448	14,868,018	315,914	315,914	154,889	(19,484,755)	(4,145,934)
Common stock issued for cash	4,900,000	147,000	-	-	-	-	147,000
Common stock issued for subscription	1,200,000	36,000	-	-	(36,000)	-	-
Common stock issued as inducement	1,025,000	17,374	-	-	-	-	17,374
Options Issued to Directors	-	-	-	-	-	-	-
Common shares subscribed	-	-	-	-	66,000	-	66,000
Dividends	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(753,214)	(753,214)
Balance, February 28, 2014	109,893,448	$15,068,392	315,914	$315,914	$184,889	$(20,269,560)	$(4,700,365)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

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

During the years ended February 28, 2014 and 2013, the Company had assets and generated sales primarily in the United States of America.

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

Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at either February 28, 2014 or February 28, 2013.

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

Accounts Receivable
Accounts Receivable are stated at the amounts management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written of through a charge to the valuation allowance and a credit to accounts receivable. Total Allowance for Doubtful Accounts during the years ended 2014 and 2013 was zero and zero, respectfully. The net Accounts Receivable is $8,500 and $52,710 at February 28, 2014 and 2013, respectively. No balances due from related parties.

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

For the year ended February 28, 2014, potentially dilutive common shares relating to options, convertible promissory notes payable and convertible preferred shares outstanding totaling 4,957,199 (2013 – 4,957,199) were not included in the computation of loss per share because the effect was anti-dilutive.

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

The following schedule summaries the gross value of assets and liabilities that are measured and recognized at fair value on a non-recurring basis at February 28, 2014.

	Fair Value Measurements at February 28, 2014
	Level 1	Level 2	Level 3
Convertible promissory notes payable	$-	$-	$584,447

	Fair Value Measurements at February 28, 2013
	Level 1	Level 2	Level 3
Convertible promissory notes payable	$-	$-	$584,447

There were no gains or losses in fair value during the years ended February 28, 2014 or February 28, 2013.

Reclassification
Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

Recently Adopted and Recently Enacted Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

NOTE 2 – GOING CONCERN

At February 28, 2014, the Company had not yet achieved profitable operations, had an accumulated deficit of $20,269,560 (2013 - $19,484,755) since its inception and incurred a net loss of $753,214 (2013 - $568,823) for the year and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2015 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – PREPAID EXPENSES

As of February 28, 2014, included in prepaid expenses is $22,297 (February 28, 2013: $19,466) for an insurance premium for the directors of the Company financed through Flatiron Capital.  Insurance policy is from August 23, 2013 to August 23, 2014.

NOTE 4 – EQUIPMENT

The following is a summary of this category, including estimated useful lives of the assets:

	February 28, 2014	February 28, 2013
Computer Equipment (5 yrs)	38,297	38,297
Furniture and Fixtures (7 yrs)	11,217	11,217
Testing Equipment (5 yrs)	27,137	27,137
Product Molds (7 yrs)	66,056	66,056
Subtotal	142,707	142,707
Less: Accumulated Depreciation	(134,952)	(125,516)
Total	$7,755	$17,191

NOTE 5 – INTANGIBLES

Intangible assets are comprised as follows:

	February 28, 2014	February 28, 2013
Guardian Alert License	$50	$50

Scope Out Mirror License	1	1
Net carrying cost	$51	$51

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

At February 28, 2014, the royalty payable - related party to the Guardian Alert License was $480,000 (2013: $480,000). We intend to repay these payables upon successful completion of our business plan and raising of capital via debt or equity instruments.

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

During the year ended February 28, 2007, the Company determined the license was impaired and accordingly, wrote it down to a nominal value of $1.

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

During the year ended February 28, 2014, the Company accrued $nil (2013: $nil) in respect of the royalty owed in respect of the ScopeOut® Mirror License agreement. Under the terms and conditions of the license agreement, the Company is obligated to pay interest on the outstanding royalty payable to the extent that the minimum royalties due under the agreement have not been paid and is calculated at a rate of 8% per annum. As of February 28, 2014, the Company has accrued $59,929 as interest payable. The Company had been unable to make this payment timely, causing the license to revert to non-exclusive.

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
For any sub-licenses of the product, royalties are shared as follows:

OEM/Tier 1 Supplier Sub Licensor:	65% Sense Technologies
35% Inventor

Any other Sub-Licensor:	50% Sense Technologies
50% Inventor

The following table presents the changes in the accrued royalties – related party balance from February 28, 2014 to February 28, 2013:

Guardian Alert	February 28, 2014	February 28, 2013
Beginning balance	480,000	480,000
Accrued	-	-
Paid	-	-
Total Guardian Alert	480,000	480,000
Scope Out
Beginning balance	-	-
Accrued	-	-
	-	-
Total Accrued Royalties	480,000	480,000

NOTE 6 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	February 28,	February 28,
	2014	2013
Bank overdraft	$14,022	$-
Accounts payable	564,291	283,159
Accounts payable – related party	35,884	35,884
Deferred Revenue	-	157,500
Accrued royalties payable – Guardian Alert	480,000	480,000

Detail of Accrued Expenses:
Accrued interest payable	893,035	741,483
Accrued non-resident withholding taxes, including accrued interest	173,388	163,304
Credit card	3,054	5,397
Commissions Payable	48,679	13,285
Accrued taxes payable	44,117	46,187
Total accrued expenses	1,162,273	$969,656

Detail of Accrued Expense – Related party:
Accrued payroll – related party	53,694	53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

As of February 28, 2014, included in the trade payables is $33,495 (2013: $33,495) and $2,389 (2013: $2,389) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (2013: $480,000) owing to stockholders of the Company in respect of royalties payable and $53,694 (2013: $53,694) owing to the former president of the Company in respect of unpaid wages.

At February 28, 2014, advances payable of $103,521 (2013: $121,020) are due to a company controlled by a director of the Company.

At February 28, 2014, promissory notes payable of $439,590 (2013:  $439,590) is due to a profit sharing and retirement plan which is administered by a director of the Company.

The accounts payable and advances payable are unsecured, non-interest bearing and have no specific terms of repayment. Sense Technologies, Inc. plans to use the funds from sales, and if we are able to raise funds through equity issuances, to fund the payment of delinquent liabilities.

The Company is in arrears with respect to fifteen notes payable totaling $1,437,037.

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
50% Inventor

The current royalties accrued for Scope Out royalties are $nil as of February 28, 2014 and February 28, 2013.

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

In order to retain the exclusive right to this license we incurred minimum royalty fees. Because we were unable to pay these fees, we accrued the royalties as a payable. Royalties accruals were ceased in 2004 and rights of exclusivity were forfeited. Royalties payable to Guardian Alert are $480,000 and $480,000 as of February 28, 2014 and February 28, 2013, respectively.

NOTE 8 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	February 28,	February 28,
	2014	2013
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between August 2012 and July, 2012. In default.	$243,000	$243,000
Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum with repayment due December 15, 2012. In default.	439,590	439,590
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due January 12, 2012. In default.	10,000	10,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012. In default.	10,000	10,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 5.5% per annum and maturing May 11, 2016.	-	73,874
Finance agreement on directors and officers liability policy,secured by the unearned insurance premium, bearing interest at 7.75%, maturing June 23, 2014. This agreement is repayable in monthly principal and interest payments of $1,814.	7,312	6,076
Finance agreement on directors and officers liability policy, bearing interest at 7.75% per annum, no maturity date.	8,508	6,985
Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, no maturity date.	100,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 12.0% per annum, no maturity date.	100,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014.	99,134	156,665
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing January 31, 2014. In default.	100,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing October 16, 2013. In default.	50,000	25,000
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing August 19, 2014.	75,000	-
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 4.0% per annum and maturing August 27, 2018.	108,877	-
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing July 20, 2014.	10,000	-
Promissory note payable, no stated interest or maturity date	2,000	2,000
	1,363,421	1,273,190
Less: current portion	(1,363,421)	(1,236,524)
Long-term portion	$-	$36,666

The Company is in arrears with respect to six of the above notes payable totaling $852,590.

Convertible notes payable:	February 28, 2014	February 28, 2013
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 28, 2014 and February 28, 2013, these notes were in default.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

The Company is in arrears with respect to nine convertible notes payable totaling $584,447.

Future minimum note payments as of February 28, 2014 are as follows:

Years Ending February 28,
2015	$1,947,828
2016	-
Thereafter	-

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

Dividends on preferred shares are payable annually on July 31 of each year. During the year ended February 28, 2014, the Company accrued dividends payable of $31,591 (2013: $31,591). Dividends are currently accruing and total $361,098.

NOTE 10 – COMMON STOCK

a)           Common stock issued for cash
During the year ended February 28, 2014, the company issued 4,900,000 shares of common stock for cash proceeds of $147,000.

The Company issued promissory notes with stock granted as an incentive.  The stock was valued with relative fair value of common stock compared to fair market value of debt, common stock valued with closing price on date of agreement at $0.02. $17,374 recorded as a debt discount.  As the debt was due on demand, the discount was fully expensed in the second quarter ended August 31, 2013.   The Company issued 1,025,000 shares during the quarter ended November 30, 2013 for this inducement.

The Company issued 1,200,000 shares of common stock for cash proceeds of $36,000 which was received in prior years and record as Common Stock Payable.

The Company received $66,000 of common stock subscribed in common stock payable for 3,366,667 shares.

b)           Common stock for services
During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 2,500,000 common shares for past services provided. The fair value of each common share was $0.08 on the grant date. The shares, fully vested and non-forfeitable on the grant date, were issued in 2009. This balance is presented as Common Stock as of February 28, 2010. Further, in connection with a consulting services agreement, the Company also committed to issue 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on the quoted market price of the Company’s common shares. This balance is presented as Common Stock Payable as of February 28, 2014 and February 28, 2013.

During the year ended February 28, 2013, the Company issued 500,000 common shares to secure a promissory note. The fair value of each common share was $0.04 on the issue date and was recorded as debt discount of $20,000. The Company issued 1,500,000 common shares for consulting services. The fair value of each common share was $0.03 based on the closing trading price on the issue date and was recorded as consulting expense of $45,000.

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

	February 28, 2014
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Expired during the year	(1,000,000)	$(0.05)
Issued during the year	1,000,000	0.03
Outstanding and exercisable, February 28, 2014	3,000,000	$0.04

	February 28, 2013
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Expired during the year	(1,000,000)	(0.05)
Issued during the year	1,000,000	0.03
Outstanding and exercisable, February 28, 2013	3,000,000	$0.04

The weighted average remaining contractual life of the share purchase options at February 28, 2014 is 4 years (February 28, 2013: 4 years).

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

	2014	2013

Expected dividend yield	0.0%	0.0%

Expected volatility	400.00%	400.00%

Risk-free interest rate	0.25%	0.25%

Expected term in years	1.0	1.0

At February 28, 2014, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

3,000,000	$0.03	December 31, 2014

Warrants
As of February 28, 2014 and February 28, 2013, the Company had no outstanding warrants.

NOTE 11 – LEASE

The Company has a commercial lease for real estate. Rent expense for years ended February 28, 2014 and 2013 was $15,493 and $14,463, respectively. The terms of the lease range from November 1, 2013 through October 31, 2014.

Future minimum lease payments under this agreement as of February 28, 2014 are as follows:

Years Ending February 28,
2014	$7,840
Thereafter	-

NOTE 12 – INCOME TAXES

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	February 28,	February 28,
	2014	2013
	(35.00%)	(35.00%)
Net operating loss carryforwards	$3,369,675	$3,112,131
Valuation allowance for deferred tax assets	(3,369,675)	(3,112,131)
Net deferred tax assets	$-	$-

As of February 28, 2014, the Company had net operating loss carryforwards of approximately $9,627,643 available to offset future taxable income.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both February 28, 2014 and February 28, 2013.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  All our tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statute of limitation.  The Company currently has no tax years under examination.

Based on the management’s assessment of pronouncements, they concluded that no significant impact on the Company’s results of operations or financial position, and required no adjustment to the opening balance sheet accounts.   The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of February 28, 2014. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company is in arrears on filing its statutory income tax returns and is therefore has estimated the expected amount of loss carry forwards available once the outstanding returns are filed.  The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	February 28,
	2014	2013
Interest expense	$52,751	$51,304

As of February 28, 2014, included in accounts payable and accrued expenses are $33,495 (February 28, 2013: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,389 (February 28, 2013: $2,389) to a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 28, 2013: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 28, 2013: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of February 28, 2014, included in advances payable is $103,521 (February 28, 2013: $121,020) owed to a company controlled by a director.

As of February 28, 2014, promissory notes payable of $439,590 (February 28, 2013: $439,590) are due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
August, 2012	$12,500
December, 2012	384,590
April, 2013	15,000
November, 2013	27,500
Total	$439,590

All bear interest at 12% per annum.

As of February 28, 2014, promissory note payable of $108,877 (February 28, 2013: $nil) is personally guaranteed by a related party of the director of the company.

NOTE 14 – DEFERRED REVENUE

During the year ended February 28, 2013, advanced deposit of $157,500 on 1500 Guardian Alert® units ordered from customer AWTI.  Revenues were earned in the current fiscal year ended February 28, 2014.

NOTE 15 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 93% of the Company’s revenues are obtained from three (3) customers and one of these customers represents a significant portion of the accounts receivable. The Company is exposed to significant sales and accounts receivable concentration. Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the year ended February 28, 2014, three (3) customers accounted for approximately 93% of revenue. For the year ended February 28, 2013 these three (3) customers accounted for 92% of revenue.

For the year ended February 28, 2014, one (1) customer accounted for approximately 100% of accounts receivable.  For the year ended February 28, 2013, one (1) customer accounted for approximately 93% on accounts receivable.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of February 28, 2014 and 2013 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:                                    30,000 units
End of calendar year containing the third anniversary:                                         60,000 units

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 24, 2014, the date of which the financial statements were issued.

Subsequent to February 28, 2014, the company issued 8,500,002 shares of common stock for cash proceeds of $255,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

There were no changes in accountants and no disagreements exist with respect to any matter for the years ending February 28, 2014 and 2013.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

The Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer (who is also acting in the capacity as the principal accounting officer), of the effectiveness of its disclosure controls and procedures as of February 28, 2014 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of February 28, 2014.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of February 28, 2014 due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

In connection with the preparation of our financial statements for the year ended February 28, 2014, certain material weaknesses in internal control became evident to management, including:

Material Weaknesses Identified

(i)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended February 28, 2014, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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
Our company's accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's February 28, 2014 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages, and business experience for at least the past five years and positions of the directors and executive officers of the Company as of February 28, 2014, are as follows. The Company’s board of directors consists of three directors. All directors serve until the next annual meeting of the Company’s stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

Set forth below are the names, ages and positions of the executive officers and directors of the Company.

Name	Age	Position	Position Held Since
Bruce E. Schreiner	59	Director, President, CEO, & CFO	August 10, 1993
James R. Iman	68	Director	June 21, 2004
Robert Doviak	53	Director	November 15, 2007, (Resigned April l, 2013)
Brian Bangs	36	Director	August 16, 2010

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

To Sense's knowledge, based solely on a review of the copies of Forms 3 and 4, as amended furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, Sense believes that during the year ended February 28, 2014, its Directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements of the Securities Exchange Act of 1934.

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

In the course of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended February 28, 2014; (2) received a report from M&K CPAS, PLLC, our independent auditors, on the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees”; (3) received the written disclosures and the letter from the auditors required by Independence Standards Board Statement No. 1, “Independence Discussions with Audit Committee”; and (4) considered whether the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Based on the foregoing review and discussions, the board has concluded that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended February 28, 2014 filed with the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all information concerning the total compensation of Sense’s president, chief executive officer, chief financial officer, and the three other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to Sense Technologies, Inc. in all capacities for the year ended February 28, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bruce Schreiner,	2014	None	None	None	None	None	None	None	None
President, Chief Executive Officer, Chief Financial Officer	2013	None	None	None	None	None	None	None	None

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

There were no stock options exercised during the Company’s fiscal year ended February 28, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information respecting our compensation plans as at February 28, 2014 under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	3,000,000	$.03
Total	3,000,000	$.03

On July 21, 2014, there were 118,393,450 shares of our common stock (the "Common Stock"), issued and outstanding, each share carrying the right to one vote, and 315,914 Class A” Preferred Shares.  The Class “A” Preferred Shares are non-voting.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of July 21, 2014, by
(i)           each person or entity known by Sense to beneficially own more than 5% of the Common Stock;
(ii)          each Director of Sense;
(iii)         each of the named Executive Officers of Sense; and
(iv)         all Directors and Executive Officers as a group.

Except as noted in the following table, Sense believes that the beneficial owners of the Common Stock listed below have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership [1]	Percent of Class [2]
Bruce E. Schreiner, Director 3535 Grassridge Drive Grand Island, Nebraska 68803	7,698,634	6.50%
James Iman, Director 2601 Ridgmar Plaza Suite 201 Fort Worth TX 76116	1,150,000	0.10%
Robert Doviak 13237 Montfort Drive Dallas TX 75240	1,099,350	0.09%
Brian Bangs 116 E 9th Street Wood River, NE 68883	1,500,000	0.13%
All directors and officers as a group (4 persons)	11,447,984	9.67%

(1)	Based upon information furnished to Sense by the Directors, Executive Officers or beneficial holders, or obtained from the stock transfer agent of Sense, or obtained from insider reports.

(2)	Based upon a total of 118,393,450 shares of common stock currently issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the year ended February 28, 2014, we incurred interest charges in the amount of $52,751 on promissory notes payable to the Schroeder & Schreiner P.C. 401(K) Profit Sharing Plan administered by Bruce Schreiner.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit of our financial statements as at February 28, 2014 and 2013 and for the years then ended was carried out by M&K CPAS, PLLC.  The fees for services provided to us in each of the fiscal years ended February 28, 2014 and 2013 were as follows:

Fees	2014	2013
Audit fees	$33,150	$33,150
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2014.

SENSE TECHNOLOGIES INC.

By:  /s/ Bruce E. Schreiner
Bruce E. Schreiner
Chief Executive Officer, President,
Director, Chief Financial Officer and
Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	Title:	Date:

/s/ Bruce E. Schreiner	Chief Executive Officer, President,	July 25, 2014
Bruce E. Schreiner	Director, Chief Financial Officer and
Principal Accounting Officer

/s/ James R. Iman	Director	July 25, 2014
James R. Iman

/s/ Brian Bangs	Director	July 25, 2014
Brian Bangs