Form 10-Q
period 2014-05-31
SENSE TECHNOLOGIES INC
filed 2014-09-26
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 16, 2014
Common Stock	118,393,450 shares

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
INTERIM FINANCIAL STATEMENTS
May 31, 2014
(Stated in US Dollars)
( Unaudited )

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of May 31, 2014 and February 28, 2014
(Stated in US Dollars)

	May 31	February 28
	2014	2014
	(Unaudited)

ASSETS
Current
Accounts Receivable	$10,109	$8,500
Prepaids	13,780	22,297
Total Current Assets	23,889	30,797
Deposit	800	800
Equipment – Net of accumulated depreciation of $136,891 and $134,952 at May 31, 2014 and February 28, 2014, respectively	5,816	7,755
Intangible assets	51	51
Total Assets	$30,556	$39,403

LIABILITIES
Current
Bank overdraft	$16,525	$14,022
Accounts payable	551,972	564,291
Accounts payable-related party	35,884	35,884
Accrued expenses	1,187,669	1,162,273
Accrued expenses-related party	70,811	70,811
Royalty payable – related party	480,000	480,000
Notes payable, current portion	342,880	551,954
Notes payable, current portion – default	423,000	263,000
Notes payable – related party	103,281	108,877
Notes payable-related party - default	439,590	439,590
Advances payable – related entity	54,396	103,521
Dividends payable	368,996	361,098
Convertible promissory notes payable - default	584,447	584,447
Total Current Liabilities	4,659,451	4,739,768

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at May 31, 2014 (February 28, 2014: 315,914)	315,914	315,914
Common stock, without par value 150,000,000 shares authorized, 109,893,448 shares issued at May 31, 2014 (February 28, 2014: 109,893,448)	15,068,392	15,068,392
Common stock payable	349,889	184,889
Deficit	(20,363,090)	(20,269,560)
Total Stockholders’ Deficiency	(4,628,895)	(4,700,365)
Total Liabilities and Stockholders’ Deficiency	$30,556	$39,403

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENTS OF LOSSES
For the three months ended May 31, 2014 and 2013
(Stated in US Dollars)
(Unaudited)

	For the three months ended
	May 31,	May 31,
	2014	2013

Sales	$55,036	$152,224

Direct Costs	47,857	249,114

Gross Profit (Loss)	7,179	(96,890)

Operating Expenses
Consulting fees	13,000	10,500
Contract labor	3,000	3,000
Depreciation	1,939	2,359
Filing fees	200	1,866
Insurance	8,517	7,616
Bank charges	358	455
Legal and accounting	6,000	8,836
Office and miscellaneous	4,140	5,146
Rent	3,409	4,338
Telephone and utilities	374	176
Transfer agent fees	2,984	390
Travel and automotive	4,617	12,892
	48,538	57,574
Net operating loss	(41,359)	(154,464)

Other Income and (Expenses)
Interest Expense	(44,273)	(46,053)

Net loss	(85,632)	(200,517)

Preferred dividends, paid or accrued	7,898	7,898

Net loss attributable to common stockholders	$(93,530)	$(208,415)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	109,893,448	102,768,448

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the three months ended May 31, 2014 and 2013
(Stated in US Dollars)
(Unaudited)

	2014	2013
Operating Activities
Net loss for the period	$(85,632)	$(200,517)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	1,939	2,359
Changes in non-cash working capital balances related to operations:
Accounts Receivable	(1,609)	17,639
Prepaids	8,517	7,616
Accounts payable	(9,816)	124,269
Accrued expenses	25,396	32,074
Advances payable	(49,125)	7,000
Net cash used in operating activities	(110,330)	(9,560)
Financing Activities
Borrowing on notes payable	10,000	-
Repayment on notes payable	(64,670)	(20,519)
Repayment on bank indebtedness	-	(3,076)
Proceeds from common stock issued for cash	165,000	-
Net cash provided (used) by financing activities	110,330	(23,595)

Increase (decrease) in cash during the period	-	(33,155)

Cash, beginning of period	-	69,022

Cash, end of period	$-	$35,867

Supplemental Disclosures of Cash Flow Information:

Cash Paid for Interest	$4,862	$15,190
Accrual of Preferred Stock Dividend	$7,898	$7,898

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
As of the period ended May 31, 2014
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 28, 2013	102,768,448	$14,868,018	315,914	$315,914	$154,889	$(19,484,755)	$(4,145,934)
Common stock issued for cash	4,900,000	147,000	-	-	-	-	147,000
Common stock issued for subscription	1,200,000	36,000	-	-	(36,000)	-	-
Common stock issued as inducement	1,025,000	17,374	-	-	-	-	17,374
Common shares subscribed	-	-	-	-	66,000	-	66,000
Dividends	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(753,214)	(753,214)
Balance, February 28, 2014	109,893,448	15,068,392	315,914	315,914	184,889	(20,269,560)	(4,700,365)
Common shares subscribed	-	-	-	-	165,000	-	165,000
Dividends	-	-	-	-	-	(7,898)	(7,898)
Net income (loss) for the period	-	-	-	-	-	(85,632)	(85,632)
Balance, May 31, 2014 (unaudited)	109,893,448	$15,068,392	315,914	$315,914	$349,889	$(20,363,090)	$(4,628,895)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
 NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

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

While the information presented in the accompanying three months to May 31, 2014 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2014.

Reclassification

Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

Recently Adopted and Recently Enacted Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 2 – GOING CONCERN

At May 31, 2014, the Company had not yet achieved profitable operations, had an accumulated deficit of $20,363,090 (February 28, 2014 - $20,269,560) since its inception and incurred a net loss of $85,632 (2013 - $ 200,517) for the three months ended May 31, 2014 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2015 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – PREPAID EXPENSES

As of May 31, 2014, included in prepaid expenses is $13,780 (February 28, 2014: $22,297) for an insurance premium for the directors of the Company financed through Flatiron Capital.  Insurance policy is from August 23, 2013 to August 23, 2014.

NOTE 4 – EQUIPMENT

The following is a summary of this category, including estimated useful lives of the assets:

	May 31, 2014	February 28, 2014
Computer Equipment (5 yrs)	38,297	38,297
Furniture and Fixtures (7 yrs)	11,217	11,217
Testing Equipment (5 yrs)	27,137	27,137
Product Molds (7 yrs)	66,056	66,056
Subtotal	142,707	142,707
Less: Accumulated Depreciation	(136,891)	(134,952)
Total	$5,816	$7,755

NOTE 5 – INTANGIBLES

Intangible assets are comprised as follows:

	May 31, 2014	February 28, 2014
Guardian Alert License	$50	$50
Scope Out Mirror License	1	1
Net carrying cost	$51	$51

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

At May 31, 2014, the royalty payable - related party to the Guardian Alert License was $480,000 (2013: $480,000). We intend to repay these payables upon successful completion of our business plan and raising of capital via debt or equity instruments.

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

During the quarter ended May 31, 2014, the Company accrued $nil (2013: $nil) in respect of the royalty owed in respect of the ScopeOut® Mirror License agreement. Under the terms and conditions of the license agreement, the Company is obligated to pay interest on the outstanding royalty payable to the extent that the minimum royalties due under the agreement have not been paid and is calculated at a rate of 8% per annum. As of May 31, 2014, the Company has accrued $59,929 as interest payable. The Company had been unable to make this payment timely, causing the license to revert to non-exclusive.

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

For any sub-licenses of the product, royalties are shared as follows:

OEM/Tier 1 Supplier Sub Licensor:                  65% Sense Technologies

                                                                                35% Inventor

Any other Sub-Licensor:                                    50% Sense Technologies

                                                                                50% Inventor

The following table presents the changes in the accrued royalties – related party balance from May 31, 2014 to February 28, 2014:

Guardian Alert	May 31, 2014	February 28, 2014
Beginning balance	480,000	480,000
Accrued	-	-
Paid	-	-
Total Guardian Alert	480,000	480,000
Scope Out
Beginning balance	-	-
Accrued	-	-
	-	-
Total Accrued Royalties	480,000	480,000

NOTE 6 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	May 31,	February 28,
	2014	2014
Bank overdraft	$16,525	$14,022
Accounts payable	551,972	564,291
Accounts payable – related party	35,884	35,884
Accrued royalties payable – Guardian Alert	480,000	480,000

Detail of Accrued Expenses:
Accrued interest payable	927,729	893,035
Accrued non-resident withholding taxes, including accrued interest	173,388	173,388
Credit card	2,668	3,054
Commissions Payable	40,849	48,679
Accrued taxes payable	43,035	44,117
Total accrued expenses	$1,187,669	$1,162,273

Detail of Accrued Expense – Related party:
Accrued payroll – related party	53,694	53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

As of May 31, 2014, included in the trade payables is $33,495 (February 28, 2014: $33,495) and $2,389 (February 28, 2014: $2,389) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (February 28, 2014: $480,000) owing to stockholders of the Company in respect of royalties payable and $53,694 (February 28, 2014: $53,694) owing to the former president of the Company in respect of unpaid wages.

At May 31, 2014, advances payable of $54,396 (February 28, 2014: $103,521) are due to a company controlled by a director of the Company.

At May 31, 2014, promissory notes payable of $439,590 (February 28, 2014:  $439,590) is due to a profit sharing and retirement plan which is administered by a director of the Company.

The accounts payable and advances payable are unsecured, non-interest bearing and have no specific terms of repayment. Sense Technologies, Inc. plans to use the funds from sales, and if we are able to raise funds through equity issuances, to fund the payment of delinquent liabilities.

The Company is in arrears with respect to fifteen notes payable totaling $1,447,037.

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

OEM/Tier 1 Supplier Sub Licensor:                  65% Sense Technologies
                                                                                        35% Inventor

Any other Sub-Licensor:                                    50% Sense Technologies
                                                                                        50% Inventor

The current royalties accrued for Scope Out royalties are $nil as of May 31, 2014 and February 28, 2014.

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

In order to retain the exclusive right to this license we incurred minimum royalty fees. Because we were unable to pay these fees, we accrued the royalties as a payable. Royalties accruals were ceased in 2004 and rights of exclusivity were forfeited. Royalties payable to Guardian Alert are $480,000 and $480,000 as of May 31, 2014 and February 28, 2014, respectively.

NOTE 8 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	May 31,	February 28,
	2014	2014
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between August 2012 and July, 2012. In default.	$243,000	$243,000
Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum with repayment due December 15, 2012. In default.	439,590	439,590
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due January 12, 2012. In default.	10,000	10,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012. In default.	10,000	10,000
Finance agreement on directors and officers liability policy,secured by the unearned insurance premium, bearing interest at 7.75%, maturing June 23, 2014. This agreement is repayable in monthly principal and interest payments of $1,814.	216	7,312
Finance agreement on directors and officers liability policy, bearing interest at 7.75% per annum, no maturity date.	6,530	8,508
Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, no maturity date.	110,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 12.0% per annum, no maturity date.	100,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014.	99,134	99,134
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing January 31, 2014. In default.	50,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing October 16, 2013. In default.	50,000	50,000
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing August 19, 2014.	75,000	75,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 4.0% per annum and maturing August 27, 2018.	103,281	108,877
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing July 20, 2014.	10,000	10,000
Promissory note payable, no stated interest or maturity date	2,000	2,000
	1,308,751	1,363,421

The Company is in arrears with respect to six of the above notes payable totaling $802,590.

Convertible notes payable:	May 31, 2014	February 29, 2014
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 28, 2014 and February 28, 2013, these notes were in default.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

The Company is in arrears with respect to nine convertible notes payable totaling $584,447.

Future minimum note payments as of May 31, 2014 are as follows:

Years Ending February 28,
2015	$1,893,198
2016	-
Thereafter	-

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

Dividends on preferred shares are payable annually on July 31 of each year. During the quarter ended May 31, 2014, the Company accrued dividends payable of $7,898 (February 28, 2014: $31,591). Dividends are currently accruing and total $368,996.

NOTE 10 – COMMON STOCK

a)           Common stock issued for cash

During the quarter ended May 31, 2014, the Company received $165,000 of common stock subscribed in common stock payable for 5,500,000 shares

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

b)           Common stock for services
During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 2,500,000 common shares for past services provided. The fair value of each common share was $0.08 on the grant date. The shares, fully vested and non-forfeitable on the grant date, were issued in 2009. This balance is presented as Common Stock as of February 28, 2010. Further, in connection with a consulting services agreement, the Company also committed to issue 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on the quoted market price of the Company’s common shares. This balance is presented as Common Stock Payable as of May 31, 2014 and February 28, 2014.

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

	May 31, 2014
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, May 31, 2014	3,000,000	$0.04

	February 28, 2014
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Expired during the year	(1,000,000)	(0.05)
Issued during the year	1,000,000	0.03
Outstanding and exercisable, February 28, 2014	3,000,000	$0.04

At May 31, 2014, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

3,000,000	$0.03	December 31, 2014

Warrants

As of May 31, 2014 and February 28, 2014, the Company had no outstanding warrants.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	May 31,
	2014	2013
Interest expense	$13,188	$12,363

As of May 31, 2014, included in accounts payable is $33,495 (February 28, 2014: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,389 (February 28, 2014: $2,389) to a shareholder with respect to unpaid fees and interest on promissory notes, $480,000 (February 28, 2014: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 28, 2014: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of May 31, 2014, included in advances payable is $54,396 (February 28, 2014: $103,521) owed to a company controlled by a director.

As of May 31, 2014, promissory notes payable of $439,590 (February 28, 2014: $439,590 is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
December, 2012	$216,372
December, 2012	168,218
April, 2012	15,000
August, 2012	12,500
November, 2013	27,500
Total	$439,590

All bear interest at 12% per annum.

As of May 31, 2014, promissory note payable of $103,281 (February 28, 2014: $108,877) is personally guaranteed by a related party of the director of the company.

NOTE 12 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 99% of the Company’s revenues are obtained from two (2) customers. The Company is exposed to significant sales and accounts receivable concentration. Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the three months ended May 31, 2014, one (1) customer accounted for approximately 98% of revenue. For the three months ended May 31, 2013, there was three (3) customers that accounted for 98% of sales revenue.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of May 31, 2014 and May 31, 2013 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:	30,000 units
End of calendar year containing the third anniversary:	60,000 units

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 18, 2014, the date of which the financial statements were available to be issued.

Subsequent to May 31, 2014, the company issued 8,500,002 shares of common stock for cash proceeds of $255,000.

Management’s Discussion And Analysis
Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended May 31, 2014 and our Financial Statements and notes thereto for the period ended May 31, 2013.

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

2.           Results of Operations

For the three month period ended May 31, 2014 as compared to the three month period ended May 31, 2013.

	For the three months ended
	May 31, 2014	May 31, 2013
Sales	-	-
Sales Guardian Alert	55,036	152,224
Sales Scope Out	-	-
	55,036	152,224

Sales for the quarter ended May 31, 2014 decreased by 64% from $152,224 to $55,036 due to decreased demand for Guardian Alert. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the Three months ended May 31,
	2014	2013
Direct Cost
Scope Out Direct Costs	-	-
Cost of sales	-	-
Manufacturing expenses	-	-
Research and development	-	-
Commissions	-	-
Royalties - related party	15,000	15,000
Total Scope Out Direct Costs	15,000	15,000

Guardian Alert Direct Costs
Cost of sales	-	-
Manufacturing expenses	11,257	196,424
Research and development	16,500	7,500
Commissions	5,100	30,190
Royalties	-	-
Total Guardian Alert Direct Costs	32,857	234,114
Total Direct Costs	47,857	249,114

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $15,000 and $15,000 for the three month periods ended May 31, 2014 and 2013, respectively.

Direct costs related to Guardian Alert were $32,857 and $234,114 for the three month period ending May 31, 2014 and 2013, respectively. This change represents a decrease of 86%. Commission expenses were $5,100 and $30,190 for the three month period ended May 31, 2014 and 2013, respectively. Commission expense decreased 83% due to a decrease in commissioned sales.  Manufacturing expenses were $11,257 and $196,424 for the three month period ended May 31, 2014 and 2013, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2014 and 2013 represents assembly costs for the sales achieved for the same period.

Selling, General, and Administrative

	For the three months ended
	May 31, 2014	May 31, 2013
Consulting fees	13,000	10,500
Contract labor	3,000	3,000
Depreciation	1,939	2,359
Filing fees	200	1,866
Insurance	8,517	7,616
Bank charges	358	455
Legal and accounting	6,000	8,836
Office and miscellaneous	4,140	5,146
Rent	3,409	4,338
Telephone and utilities	374	176
Transfer agent fees	2,984	390
Travel and automotive	4,617	12,892
Interest expense	44,273	46,053
Total	92,811	103,627

Sense Technologies, Inc. had selling, general and administrative expenses of $92,811 for the three month period ended May 31, 2014 compared to selling, general and administrative expenses of $103,627 for the three month period ended May 31, 2013, a decrease in selling, general and administrative expenses of 10% from the prior period.

Consulting fees increased from $10,500 for the three month period ended May 31, 2013 to $13,000 for the three month period ended May 31, 2014. The increase was a result of consulting related to Guardian Alert product sales.

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

Legal and accounting fees decreased from $8,836 in the three month period ended May 31, 2013 to $6,000 for the three month period ended May 31, 2014.

Following summarizes the overall operations results for the three month period ended May 31:

			Increase	% Increase
	2014	2013	( Decrease)	(decrease)

Sales	55,036	152,224	(97,188)	(63.85)
Direct Costs	47,857	249,114	(201,257)	(80.79)
General and Administrative expenses	92,811	103,627	(10,816)	(10.43)
Net Loss	(85,632)	(200,517)	(114,885)	(57.29)
Basic and Diluted Loss per share	(.00)	(.00)

We had a loss from operations of $85,632 for three month period ended May 31, 2014, compared to a loss from operations of $200,517 for the three month period ended May 31, 2013, a decrease in loss from operations of $114,885 from the prior year.

Liquidity and Capital Resources

Our cash position at May 31, 2014 was $nil as compared to $Nil at February 28, 2014. This was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 4,628,895 and 4,700,365 as of May 31, 2014 and February 28, 2014, respectively. If we are unable to raise adequate working capital for fiscal 2015, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2015, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $110,330 in 2014, compared to $9,560 in 2013. The increase in cash used in 2014 was largely due to the decrease in advances payable.

Net cash provided by financing activities

Net cash provided by financing activities was $110,330 in 2014 compared to net cash used of $23,595 in 2013.

In 2014, we received $165,000 through subscriptions to our common shares.

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended May 31, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended May 31, 2014.

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

SENSE TECHNOLOGIES INC.

September 26, 2014	/s/ BRUCE E. SCHREINER
Bruce E. Schreiner
Chief Executive Officer, President, Director, Chief Financial Officer and Principal Accounting Officer