Form 10-Q
period 2014-11-30
SENSE TECHNOLOGIES INC
filed 2015-04-08
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 19, 2015
Common Stock	127,043,448 shares

Sense Technologies Inc. Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2014
(Stated in US Dollars)
(Unaudited)

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of November 30, 2014 and February 28, 2014
(Stated in US Dollars)

	November 30	February 28
	2014	2014
	(Unaudited)

ASSETS
Current
Accounts Receivable	$-	$8,500
Prepaids	20,932	22,297
Total Current Assets	20,932	30,797
Deposit	800	800
Equipment – Net of accumulated depreciation of $140,768 and $134,952 at November 30, 2014 and February 28, 2014, respectively	1,939	7,755
Intangible assets	51	51
Total Assets	$23,722	$39,403

LIABILITIES
Current
Bank overdraft	$26,587	$14,022
Accounts payable	550,731	564,291
Accounts payable-related party	35,884	35,884
Accrued expenses	1,257,486	1,162,273
Accrued expenses-related party	70,811	70,811
Royalty payable – related party	480,000	480,000
Notes payable, current portion	370,085	551,954
Notes payable, current portion – default	581,795	263,000
Notes payable – related party	91,991	108,877
Notes payable-related party - default	439,590	439,590
Advances payable – related entity	15,451	103,521
Dividends payable	384,792	361,098
Convertible promissory notes payable - default	584,447	584,447
Total Current Liabilities	4,889,650	4,739,768

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at November 30, 2014 (February 28, 2014: 315,914)	315,914	315,914
Common stock, without par value 150,000,000 shares authorized, 118,393,448 shares issued at November 30, 2014 (February 28, 2014: 109,893,448)	15,323,392	15,068,392
Common stock payable	304,889	184,889
Deficit	(20,810,123)	(20,269,560)
Total Stockholders’ Deficiency	(4,865,928)	(4,700,365)
Total Liabilities and Stockholders’ Deficiency	$23,722	$39,403

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
 INTERIM STATEMENTS OF LOSS
For the three and nine months ended November 30, 2014 and 2013
 (Stated in US Dollars)
 (Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2014	2013	2014	2013

Sales	$35,944	$39,068	$111,244	$567,982
Direct costs	114,255	104,881	240,225	667,386

Gross profit (loss)	(78,311)	(65,813)	(128,981)	(99,404)

Operating Expenses
Consulting fees	74,500	230,281	110,000	251,281
Contract labor	3,000	3,000	9,000	9,000
Depreciation	1,939	2,359	5,816	7,077
Filing fees	7,016	2,876	12,826	10,652
Insurance	9,213	7,918	26,832	23,128
Bank charges	651	534	1,556	1,471
Legal and accounting	7,199	7,412	28,532	36,548
Office and miscellaneous	6,061	3,051	20,169	18,931
Rent	3,759	3,719	11,196	11,775
Tax penalties	1,000	-	6,993	-
Telephone and utilities	92	143	554	426
Transfer agent fees	2,450	1,527	6,324	2,322
Travel and automotive	1,928	292	6,664	14,253
	118,808	263,112	246,462	386,864
Net operating loss	(197,119)	(328,925)	(375,443)	(486,268)

Other income and (expense)
Interest expense	(55,562)	(45,032)	(141,426)	(154,383)

Net loss	(252,681)	(373,957)	(516,869)	(640,651)

Preferred dividends, paid or accrued	(7,898)	(7,898)	(23,694)	(23,694)

Net loss attributable to common stockholders	$(260,579)	$(381,855)	$(540,563)	$(664,345)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	118,393,450	103,619,814	114,931,632	103,334,993

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the nine months ended November 30, 2014 and 2013
(Stated in US Dollars)
(Unaudited)

	2014	2013
Operating Activities
Net loss for the period	$(516,869)	$(640,651)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	5,816	7,077
Amortization of debt discount	-	17,374
Changes in non-cash working capital balances related to operations:
Accounts Receivable	8,500	21,530
Prepaids	1,365	932
Deferred revenue	-	(157,500)
Accounts payable	(995)	305,649
Accrued expenses	95,213	156,923
Advances payable	(88,070)	27,151
Net cash used in operating activities	(495,040)	(261,515)
Financing Activities
Borrowing on notes payable	283,486	179,998
Repayment on notes payable	(163,446)	(70,505)
Proceeds from common stock issued for cash	375,000	83,000
Net cash provided by financing activities	495,040	192,493

Increase (decrease) in cash during the period	-	(69,022)

Cash, beginning of period	-	69,022

Cash, end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash Paid for Interest	$21,167	$26,338
Accrual of Preferred Stock Dividend	$23,694	$23,694
Stock issued for common stock payable	$-	$36,000

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
As of the period ended November30, 2014
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 28, 2013	102,768,448	$14,868,018	315,914	$315,914	$154,889	$(19,484,755)	$(4,145,934)
Common stock issued for cash	4,900,000	147,000	-	-	-	-	147,000
Common stock issued for subscription	1,200,000	36,000	-	-	(36,000)	-	-
Common stock issued as inducement	1,025,000	17,374	-	-	-	-	17,374
Common shares subscribed	-	-	-	-	66,000	-	66,000
Dividends	-	-	-	-	-	(31,591)	(31,591)
Net loss for the period	-	-	-	-	-	(753,214)	(753,214)
Balance, February 28, 2014	109,893,448	15,068,392	315,914	315,914	184,889	(20,269,560)	(4,700,365)
Common stock issued for cash	6,500,000	195,000	-	-	-	-	195,000
Common stock issued for subscription	2,000,000	60,000	-	-	(60,000)	-	-
Common shares subscribed	-	-	-	-	180,000	-	180,000
Dividends	-	-	-	-	-	(23,694)	(23,694)
Net loss for the period	-	-	-	-	-	(516,869)	(516,869)
Balance, November 30, 2014 (unaudited)	118,393,448	$15,323,392	315,914	$315,914	$304,889	$(20,810,123)	$(4,865,928)

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

While the information presented in the accompanying nine months to November 30, 2014 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2014.

Reclassification

Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

Recently Adopted and Recently Enacted Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

NOTE 2 – GOING CONCERN

At November 30, 2014, the Company had not yet achieved profitable operations, had an accumulated deficit of $20,810,123 (February 28, 2014 - $20,269,560) since its inception and incurred a net loss of $516,869 (2013 - $640,651) for the nine months ended November 30, 2014 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2015 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – PREPAID EXPENSES

As of November 30, 2014, included in prepaid expenses is $20,932 (February 28, 2014: $22,297) for an insurance premium for the directors of the Company financed through Flatiron Capital.  Insurance policy is from August 23, 2014 to August 23, 2015.

NOTE 4 – EQUIPMENT

The following is a summary of this category, including estimated useful lives of the assets:

	November 30, 2014	February 28, 2014
Computer Equipment (5 yrs)	$38,297	$38,297
Furniture and Fixtures (7 yrs)	11,217	11,217
Testing Equipment (5 yrs)	27,137	27,137
Product Molds (7 yrs)	66,056	66,056
Subtotal	142,707	142,707
Less: Accumulated Depreciation	(140,768)	(134,952)
Total	$1,939	$7,755

NOTE 5 – INTANGIBLES

Intangible assets are comprised as follows:

	November 30, 2014	February 28, 2014
Guardian Alert License	$50	$50
Scope Out Mirror License	1	1
Net carrying cost	$51	$51

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

At November 30, 2014, the royalty payable - related party to the Guardian Alert License was $480,000 (2013: $480,000). We intend to repay these payables upon successful completion of our business plan and raising of capital via debt or equity instruments.

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

During the quarter ended November 30, 2014, the Company accrued $nil (2013: $nil) in respect of the royalty owed in respect of the ScopeOut® Mirror License agreement. Under the terms and conditions of the license agreement, the Company is obligated to pay interest on the outstanding royalty payable to the extent that the minimum royalties due under the agreement have not been paid and is calculated at a rate of 8% per annum. As of November 30, 2014, the Company has accrued $59,929 as interest payable. The Company had been unable to make this payment timely, causing the license to revert to non-exclusive.

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

For any sub-licenses of the product, royalties are shared as follows:

OEM/Tier 1 Supplier Sub Licensor:              65% Sense Technologies

                                                                            35% Inventor

Any other Sub-Licensor:                                50% Sense Technologies

                                                                             50% Inventor

The following table presents the changes in the accrued royalties – related party balance from November 30, 2014 to February 28, 2014:

Guardian Alert	November 30, 2014	February 28, 2014
Beginning balance	$480,000	$480,000
Accrued	-	-
Paid	-	-
Total Guardian Alert	480,000	480,000
Scope Out
Beginning balance	-	-
Accrued	-	-
	-	-
Total Accrued Royalties	$480,000	$480,000

NOTE 6 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	November 30,	February 28,
	2014	2014
Bank overdraft	$26,587	$14,022
Accounts payable	550,731	564,291
Accounts payable – related party	35,884	35,884
Accrued royalties payable – Guardian Alert	480,000	480,000
Advances Payable	15,451	103,521

Detail of Accrued Expenses:
Accrued interest payable	999,989	893,035
Accrued non-resident withholding taxes, including accrued interest	178,430	173,388
Credit card	1,686	3,054
Commissions Payable	35,560	48,679
Accrued taxes payable	41,821	44,117
Total accrued expenses	$1,257,486	$1,162,273

Detail of Accrued Expense – Related party:
Accrued payroll – related party	$53,694	$53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

As of November 30, 2014, included in the trade payables is $33,495 (February 28, 2014: $33,495) and $2,389 (February 28, 2014: $2,389) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (February 28, 2014: $480,000) owing to stockholders of the Company in respect of royalties payable and $53,694 (February 28, 2014: $53,694) owing to the former president of the Company in respect of unpaid wages.

At November 30, 2014, advances payable of $15,451 (February 28, 2014: $103,521) are due to a company controlled by a director of the Company.

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

OEM/Tier 1 Supplier Sub Licensor:                  65% Sense Technologies
                                                                                35% Inventor

Any other Sub-Licensor:                                    50% Sense Technologies
                                                                                50% Inventor

The current royalties accrued for Scope Out royalties are $nil as of November 30, 2014 and February 28, 2014.

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

In order to retain the exclusive right to this license we incurred minimum royalty fees. Because we were unable to pay these fees, we accrued the royalties as a payable. Royalties accruals were ceased in 2004 and rights of exclusivity were forfeited. Royalties payable to Guardian Alert are $480,000 and $480,000 as of November 30, 2014 and February 28, 2014, respectively.

NOTE 8 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	November 30,	February 28,
	2014	2014
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between August 2012 and July, 2012. In default.	$243,000	$243,000
Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum with repayment due December 15, 2012. In default.	439,590	439,590
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due January 12, 2012. In default.	10,000	10,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012. In default.	10,000	10,000
Finance agreement on directors and officers’ liability policy secured by the unearned insurance premium, bearing interest at 7.75%, maturing June 23, 2015. This agreement is repayable in monthly principal and interest payments of $2,174.	13,085	7,312
Finance agreement on directors and officers liability policy, bearing interest at 7.75% per annum, no maturity date.	-	8,508
Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, in default.	91,500	100,000
Promissory note payable, unsecured, bearing interest at the rate of 12.0% per annum, no maturity date.	100,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014. In default.	92,295	99,134
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing January 31, 2014.	-	100,000
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing October 16, 2013. In default.	50,000	50,000
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing August 19, 2014. In default.	75,000	75,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 4.0% per annum and maturing August 27, 2018.	91,991	108,877
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing July 20, 2014. In default.	10,000	10,000
Promissory note payable, no stated interest or maturity date	2,000	2,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing July 1, 2015.	50,000	-
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing August 13, 2015.	155,000	-
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing August 13, 2015.	50,000	-
	$1,483,461	$1,363,421

The Company is in arrears with respect to nine of the above notes payable totaling $1,021,385.

Convertible notes payable:	November 30, 2014	February 28, 2014
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest August be redeemed at any time after August 30, 2005. These notes August be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 28, 2014 and February 28, 2013, these notes were in default.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

The Company is in arrears with respect to nine convertible notes payable totaling $584,447.

Future minimum note payments as of November 30, 2014 are as follows:

Years Ending February 28,
2015	$2,067,908
2016	-
Thereafter	-

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

Dividends on preferred shares are payable annually on July 31 of each year. During the nine months ended November 30, 2014, the Company accrued dividends payable of $23,694 (February 28, 2014: $31,591). Dividends are currently accruing and total $384,792.

NOTE 10 – COMMON STOCK

a)           Common stock issued for cash

During the nine months ended November 30, 2014, the Company issued 8,500,000 shares of common stock $255,000.

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

b)           Common stock for services

During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 2,500,000 common shares for past services provided. The fair value of each common share was $0.08 on the grant date. The shares, fully vested and non-forfeitable on the grant date, were issued in 2009. This balance is presented as Common Stock as of February 28, 2010. Further, in connection with a consulting services agreement, the Company also committed to issue 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on the quoted market price of the Company’s common shares. This balance is presented as Common Stock Payable as of November 30, 2014 and February 28, 2014.

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

	November 30, 2014
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, November 30, 2014	3,000,000	$0.04

	February 28, 2014
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Expired during the year	(1,000,000)	(0.05)
Issued during the year	1,000,000	0.03
Outstanding and exercisable, February 28, 2014	3,000,000	$0.04

At November 30, 2014, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

3,000,000	$0.03	December 31, 2014

d)           Warrants

As of November 30, 2014 and February 28, 2014, the Company had no outstanding warrants.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	November 30,
	2014	2013
Interest expense	$39,563	$25,550

As of November 30, 2014, included in accounts payable is $33,495 (February 28, 2014: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,389 (February 28, 2014: $2,389) to a shareholder with respect to unpaid fees and interest on promissory notes, $480,000 (February 28, 2014: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 28, 2014: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of November 30, 2014, included in advances payable is $15,451 (February 28, 2014: $103,521) owed to a company controlled by a director.

As of November 30, 2014, promissory notes payable of $439,590 (February 28, 2014: $439,590 is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
December, 2012	$216,372
December, 2012	168,218
April, 2012	15,000
August, 2012	12,500
November, 2013	27,500
Total	$439,590

All bear interest at 12% per annum.

As of November 30, 2014, promissory note payable of $91,991 (February 28, 2014: $108,877) is personally guaranteed by a related party of the director of the company.

NOTE 12 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 99% of the Company’s revenues are obtained from two (2) customers. The Company is exposed to significant sales and accounts receivable concentration. Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the nine months ended November 30, 2014, one (1) customer accounted for approximately 95% of revenue. For the nine months ended November 30, 2013, there were two (2) customers that accounted for 85% of sales revenue.

Contingencies

During the normal course of business we from time to time be involved in litigation or other possible loss contingencies. As of November 30, 2014 and November 30, 2013 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:	30,000 units
End of calendar year containing the third anniversary:	60,000 units

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 8, 2015, the date of which the financial statements were available to be issued.

The Company issued 8,650,000 shares of common stock subscribed for $259,500 after November 30, 2014.

Management’s Discussion And Analysis
Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended November 30, 2014 and our Financial Statements and notes thereto for the period ended November 30, 2013.

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

2.           Results of Operations

For the three and nine month period ended November 30, 2014 as compared to the three and nine month period ended November  30, 2013.

	For the three months ended		For the nine months ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Sales
Sales Guardian Alert	$35,944	$39,068	$111,244	$567,982

Sales for the nine months ended November 30, 2014 decreased by 80% from $567,982 to $111,244 due to decreased demand for Guardian Alert. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

Sales for the three months ended November 30, 2014 decreased by 8% from 39,068 to 35,944 due to decreased demand from key customers.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the three months ended		For the nine months ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Direct Cost
Scope Out Direct Costs
Royalties - related party	$15,000	$15,000	$45,000	$45,000
Total Scope Out Direct Costs	$15,000	$15,000	$45,000	$45,000

Guardian Alert Direct Costs
Manufacturing expenses	$74,919	$62,935	$124,999	$492,460
Research and development	19,236	10,500	51,136	26,500
Commissions	5,100	16,446	19,090	103,426
Total Guardian Alert Direct Costs	$99,255	$89,881	$195,225	$622,386
Total Direct Costs	$114,255	$104,881	$240,225	$667,386

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $15,000 and $15,000 for the three month periods ended November 30, 2014 and 2013, respectively.

Direct costs related to Scope Out® were $45,000 and $45,000 for the nine month period ended November 30, 2014 and 2013, respectively.

Direct costs related to Guardian Alert were $99,255 and $89,881 for the three month period ending November 30, 2014 and 2013, respectively. This change represents an increase of 10%. Commission expenses were $5,100 and $16,446 for the three month period ended November 30, 2014 and 2013, respectively. Commission expense decreased 69% due to a decrease in commissioned sales.  Manufacturing expenses were $74,919 and $62,935 for the three month period ended November 30, 2014 and 2013, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2014 and 2013 represents assembly costs for the sales achieved for the same period.

Direct costs related to Guardian Alert were $195,225 and $622,386 for the nine month period ending November 30, 2014 and 2013, respectively. This change represents a decrease of 69%. Commission expenses were $19,090 and $103,426 for the nine month period ended November 30, 2014 and 2013, respectively. Commission expense decreased 82% due to a decrease in commissioned sales.  Manufacturing expenses were $124,999 and $492,460 for the nine month period ended November 30, 2014 and 2013, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the nine months ended in 2014 and 2013 represents assembly costs for the sales achieved for the same period.

Selling, General, and Administrative

	For the three months ended		For the nine months ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Consulting fees	$74,500	$230,281	$110,000	$251,281
Contract labor	3,000	3,000	9,000	9,000
Depreciation	1,939	2,359	5,816	7,077
Filing fees	7,016	2,876	12,826	10,652
Insurance	9,213	7,918	26,832	23,128
Bank charges	651	534	1,556	1,471
Legal and accounting	7,199	7,412	28,532	36,548
Office and miscellaneous	6,061	3,051	20,169	18,931
Rent	3,759	3,719	11,196	11,775
Tax penalties	1,000	-	6,993	-
Telephone and utilities	92	143	554	426
Transfer agent fees	2,450	1,527	6,324	2,322
Travel and automotive	1,928	292	6,664	14,253
Interest expense	55,562	45,032	141,426	154,383
	$174,370	$308,144	$387,888	$541,247

Sense Technologies, Inc. had selling, general and administrative expenses of $174,370 for the three month period ended November 30, 2014 compared to selling, general and administrative expenses of $308,144 for the three month period ended November 30, 2013, a decrease in selling, general and administrative expenses of 43% from the prior period.

General and administrative expenses of $387,888 for the nine month period ended November 30, 2014 compared to selling, general and administrative expenses of $541,247 for the nine month period ended November 30, 2013, a decrease in selling, general and administrative expenses of 28% from the prior period.

Consulting fees decreased from $230,281 for the three month period ended November 30, 2013 to $74,500 for the three month period ended November 30, 2014. The decrease was a result of consulting related to Guardian Alert product sales.

Consulting fees decreased from $251,281 for the nine month period ended November 30, 2013 to $110,000 for the nine month period ended November 30, 2014. The decrease was a result of consulting related to Guardian Alert product sales.

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

Legal and accounting fees decreased from $7,412 in the three month period ended November 30, 2013 to $7,199 for the three month period ended November 30, 2014.

Legal and accounting fees decreased from $36,548 in the nine month period ended November 30, 2013 to $28,532 for the nine month period ended November 30, 2014.

Following summarizes the overall operations results for the nine month period ended November 30:

			Increase	% Increase
	2014	2013	(Decrease)	(decrease)

Sales	111,244	567,982	(456,738)	(80.41)
Direct Costs	240,225	667,386	(427,161)	(64.00)
General and Administrative expenses	387,888	541,247	(153,359)	(28.33)
Net Loss	(516,869)	(640,651)	123,782	19.32
Basic and Diluted Loss per share	(0.00)	(0.01)

We had a loss from operations of $516,869 for nine month period ended November 30, 2014, compared to a loss from operations of $640,651 for the nine month period ended November 30, 2013, a decrease in loss from operations of $123,782 from the prior year.

Liquidity and Capital Resources

Our cash position at November 30, 2014 was $nil as compared to $Nil at February 28, 2014. This was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 4,865,718 and 4,708,971 as of November 30, 2014 and February 28, 2014, respectively. If we are unable to raise adequate working capital for fiscal 2015, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we August be forced to change our business plan for fiscal 2015, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $495,040 in 2014, compared to $261,515 in 2013. The increase in cash used in 2014 was largely due to the decrease in accrued expenses.

Net cash provided by financing activities

Net cash provided by financing activities was $495,040 in 2014 compared to net cash provided of $192,493 in 2013.

In 2014, we received $375,000 through subscriptions to our common shares.

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the nine months ended November 30, 2014.

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

SENSE TECHNOLOGIES INC.

April 8, 2015	/s/ BRUCE E. SCHREINER
Bruce E. Schreiner
Chief Executive Officer, President, Director, Chief Financial Officer and Principal Accounting Officer