Form 10-Q
period 2015-05-31
SENSE TECHNOLOGIES INC
filed 2015-08-21
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 20, 2015
Common Stock	132,043,448 shares

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
INTERIM FINANCIAL STATEMENTS
May 31, 2015
(Stated in US Dollars)
( Unaudited )

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of May 31, 2015 and February 28, 2015
(Stated in US Dollars)

	May 31	February 28
	2015	2015
	(Unaudited)

ASSETS
Current
Prepaids	$17,039	$27,134
Deposit	800	800
Total Current Assets	17,839	27,934
Total Assets	$17,839	$27,934

LIABILITIES
Current
Bank overdraft	$21,368	$24,626
Accounts payable	563,332	558,574
Accounts payable-related party	35,884	35,884
Accrued expenses	1,326,192	1,281,394
Accrued expenses-related party	70,811	70,811
Royalty payable – related party	480,000	480,000
Notes payable, current portion	697,145	430,619
Notes payable, current portion – default	71,242	135,198
Notes payable – related party	439,590	439,590
Advances payable – related entity	72,750	76,100
Dividends payable	400,587	392,689
Convertible promissory notes payable - default	584,447	584,447
Total Current Liabilities	4,763,348	4,509,932
Long-Term Liabilities
Notes payable	100,000	298,500
Notes payable – related party	80,442	86,259
Total Long-Term Liabilities	180,442	384,759
Total Liabilities	4,943,790	4,894,691

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at May 31, 2015 (February 28, 2015: 315,914)	315,914	315,914
Common stock, without par value 200,000,000 shares authorized, 132,043,448 shares issued at May 31, 2015 (February 28, 2015: 127,043,448)	15,769,794	15,619,794
Common stock payable	155,849	244,889
Accumulated Deficit	(21,167,508)	(21,047,354)
Total Stockholders’ Deficiency	(4,925,951)	(4,866,757)
Total Liabilities and Stockholders’ Deficiency	$17,839	$27,934

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
For the three months ended May 31, 2015 and 2014
(Stated in US Dollars)
(Unaudited)

	For the three months ended
	May 31,	May 31,
	2015	2014

Sales	$56,988	$55,036

Direct Costs	39,650	47,857

Gross Profit	17,338	7,179

Operating Expenses
Consulting fees	26,200	13,000
Contract labor	3,000	3,000
Depreciation	-	1,939
Engineering cost	874	-
Filing fees	550	200
Insurance	10,094	8,517
Bank charges	375	358
Legal and accounting	20,188	6,000
Office and miscellaneous	1,885	4,140
Rent	3,810	3,409
Tax penalties	2,997	-
Telephone and utilities	216	374
Transfer agent fees	2,000	2,984
Travel and automotive	688	4,617
	72,877	48,538
Net operating loss	(55,539)	(41,359)

Other Income and (Expenses)
Interest Expense	(56,717)	(44,273)

Net loss	(112,256)	(85,632)

Preferred dividends, paid or accrued	7,898	7,898

Net loss attributable to common stockholders	$(120,154)	$(93,530)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	127,989,102	109,893,448

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the three months ended May 31, 2015 and 2014
(Stated in US Dollars)
(Unaudited)

	2015	2014
Operating Activities
Net loss for the period	$(112,256)	$(85,632)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	-	1,939
Amortization of debt discount	960	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	-	(1,609)
Prepaids	10,095	8,517
Accounts payable	1,500	(9,816)
Accrued expenses	44,798	25,396
Advances payable	(3,350)	(49,125)
Net cash used in operating activities	(58,253)	(110,330)
Financing Activities
Borrowing on notes payable	35,000	10,000
Repayment on notes payable	(36,747)	(64,670)
Proceeds from common stock issued and payable for cash	60,000	165,000
Net cash provided (used) by financing activities	58,253	110,330

Increase (decrease) in cash during the period	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash Paid for Interest	$6,641	$4,862

Non-cash Investing and Financing Activities:
Accrual of Preferred Stock Dividend	$7,898	$7,898
Stock Issued from Common Stock Payable	$120,000	$-
Stock Issued for Inducement	$960	$-

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
As of the period ended May 31, 2015
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 28, 2014	109,893,448	$15,068,392	315,914	$315,914	$184,889	$(20,269,560)	$(4,700,365)
Common stock issued for cash	15,000,000	450,000	-	-	-	-	450,000
Common stock issued for subscription	2,000,000	60,000	-	-	(60,000)	-	-
Common stock issued for services	150,000	4,500	-	-	-	-	4,500
Common shares subscribed	-	-	-	-	120,000	-	120,000
Options issued to Directors	-	36,902	-	-	-	-	36,902
Dividends accrued	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(746,203)	(746,203)
Balance, February 28, 2015	127,043,448	15,619,794	315,914	315,914	244,889	(21,047,354)	(4,866,757)
Common stock issued for cash	1,000,000	30,000	-	-	-	-	30,000
Common stock issued for subscription	4,000,000	120,000	-	-	(120,000)	-	-
Common shares issued for inducement	-	-	-	-	960	-	960
Common shares subscribed	-	-	-	-	30,000	-	30,000
Dividends accrued	-	-	-	-	-	(7,898)	(7,898)
Net income (loss) for the period	-	-	-	-	-	(112,256)	(112,256)
Balance, May 31, 2015 (unaudited)	132,043,448	$15,769,794	315,914	$315,914	$155,849	$(21,167,508)	$(4,925,951)

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

While the information presented in the accompanying three months to May 31, 2015 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2015.

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

NOTE 2 – GOING CONCERN

At May 31, 2015, the Company had not yet achieved profitable operations, had an accumulated deficit of $21,167,508 (February 28, 2015 - $21,047,354) since its inception and incurred a net loss of $112,256 (2014 - $ 85,632) for the three months ended May 31, 2015 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2016 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – PREPAID EXPENSES

As of May 31, 2015, included in prepaid expenses is $17,039 (February 28, 2015: $27,134) for an insurance premium for the directors of the Company financed through Flatiron Capital.  Insurance policy is from August 23, 2014 to August 23, 2015.

NOTE 4 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	May 31,	February 28,
	2015	2015
Bank overdraft	$21,368	$24,626
Accounts payable	563,332	558,574
Accounts payable – related party	35,884	35,884
Accrued royalties payable – Guardian Alert	480,000	480,000

Detail of Accrued Expenses:
Accrued interest payable	$1,071,744	$1,024,502
Accrued non-resident withholding taxes, including accrued interest	185,993	183,472
Credit card	769	1,180
Commissions Payable	26,605	30,552
Accrued taxes payable	41,081	41,688
Total accrued expenses	$1,326,192	$1,281,394

Detail of Accrued Expense – Related party:
Accrued payroll – related party	$53,694	$53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

As of May 31, 2015, included in the trade payables is $33,495 (February 28, 2015: $33,495) and $2,389 (February 28, 2015: $2,389) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (February 28, 2015: $480,000) owing to stockholders of the Company in respect of royalties payable, $53,694 (February 28, 2015: $53,694) owing to the former president of the Company in respect of unpaid wages and $17,117 (February 28, 2015: $17,117) accrued expenses related to a director of the Company.

At May 31, 2015, advances payable of $72,750 (February 28, 2015: $76,100) are due to a company controlled by a director of the Company.

At May 31, 2015, promissory notes payable of $439,590 (February 28, 2015:  $439,590) is due to a profit sharing and retirement plan which is administered by a director of the Company.

The accounts payable and advances payable are unsecured, non-interest bearing and have no specific terms of repayment. Sense Technologies, Inc. plans to use the funds from sales, and if we are able to raise funds through equity issuances, to fund the payment of delinquent liabilities.

NOTE 5 – ROYALTIES PAYABLE

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
50% Inventor

The current royalties accrued for Scope Out royalties are $nil as of May 31, 2015 and February 28, 2015.

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

In order to retain the exclusive right to this license we incurred minimum royalty fees. Because we were unable to pay these fees, we accrued the royalties as a payable. Royalties accruals were ceased in 2004 and rights of exclusivity were forfeited. Royalties payable to Guardian Alert are $480,000 and $480,000 as of May 31, 2015 and February 28, 2015, respectively.

NOTE 6 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	May 31,	February 28,
	2015	2015
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between August 2015 and July, 2016.	$248,000	$243,000
Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum with repayment between August, 2015 and April, 2016.	439,590	439,590
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due January 12, 2016.	10,000	10,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012. In default.	10,000	10,000
Finance agreement on directors and officers liability policy, secured by the unearned insurance premium, bearing interest at 7.75%, maturing June 23, 2015. This agreement is repayable in monthly principal and interest payments of $2,174.	2,161	6,569
Finance agreement on directors and officers liability policy, bearing interest at 7.75% per annum, no maturity date.	8,484	11,050
Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, due in December 2007.	100,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing January and May, 2016.	81,500	91,500
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014. In default.	61,242	75,198
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing August 1, 2016.	50,000	50,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing August 13, 2015.	40,000	40,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 4.0% per annum and maturing August 27, 2018.	80,442	86,259
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing July 20, 2016.	10,000	10,000
Promissory note payable, unsecured, bearing interest at the rate of 12% per annum, maturing June 4, 2015	20,000	-
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing between October, 2015 and July, 2016.	165,000	165,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing August 13, 2015.	50,000	50,000
Promissory note payable, unsecured, bearing interest at the rate of 12% per annum, maturing December 21, 2015.	10,000	-
Promissory note payable, no stated interest or maturity date	2,000	2,000
	1,388,419	1,390,166
Less: current portion	(1,207,977)	(1,390,166)
Long-term portion	$180,442	$-

The Company is in arrears with respect to two of the above notes payable totaling $71,242.

Convertible notes payable:	May 31, 2015	February 28, 2015
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal and interest owed. As of May 31, 2015 and 2014, these notes were in default.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

The Company is in arrears with respect to nine convertible notes payable totaling $584,447.

Future minimum note payments as of May 31, 2015 are as follows:

Years Ending February 28,
2016	$1,792,424
2017	180,442
Thereafter	-
Total	$1,972,866

NOTE7 – PREFERRED STOCK

The Class A preferred shares entitle the holders thereof to cumulative dividends of $0.10 per share annually and the right to convert the preferred shares into common shares at the rate of $0.29 per share. The shares were redeemable at the option of the Company at any time after August 30, 2005 at the redemption price of $1.00 per share plus payment of unpaid dividends.

Dividends on preferred shares are payable annually on July 31 of each year. During the quarter ended May 31, 2015, the Company accrued dividends payable of $7,898 (February 28, 2015: $31,591). Dividends are currently accruing and total $400,587.

NOTE 8 – COMMON STOCK

a)           Common stock issued for cash

During the quarter ended May 31, 2015, the Company received $30,000 of common stock subscribed in common stock payable for 1,000,000 shares.  The Company issued 1,000,000 shares of common stock for cash proceeds of $30,000.

During the year ended February 28, 2015, the Company issued 15,000,000 shares of common stock for cash proceeds of $450,000.

The Company issued promissory notes with stock granted as an incentive.  The stock was valued with relative fair value of common stock compared to fair market value of debt, common stock valued with closing price on date of agreement at $0.02. $960 recorded as a debt discount.  As the debt was due on demand, the discount was fully expensed in the first quarter ended May 31, 2015.

The Company issued 4,000,000 shares of common stock for cash proceeds of $120,000 which was received in prior years and was initially record in Common Stock Payable at February 28, 2015.

b)           Common stock for services

During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 2,500,000 common shares for past services provided. The fair value of each common share was $0.08 on the grant date. The shares, fully vested and non-forfeitable on the grant date, were issued in 2009. This balance is presented as Common Stock as of February 28, 2010. Further, in connection with a consulting services agreement, the Company also committed to issue 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on the quoted market price of the Company’s common shares. This balance is presented as Common Stock Payable as of May 31, 2015 and February 28, 2015.

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

	May 31, 2015
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, May 31, 2015	3,000,000	$0.04

	February 28, 2015
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Expired during the year	(1,000,000)	(0.05)
Issued during the year	1,000,000	0.03
Outstanding and exercisable, February 28, 2015	3,000,000	$0.04

At May 31, 2015, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

3,000,000	$0.03	December 31, 2015

Warrants

As of May 31, 2015 and February 28, 2015, the Company had no outstanding warrants.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	May 31,
	2015	2014
Interest expense	$13,188	$13,188

As of May 31, 2015, included in accounts payable is $33,495 (February 28, 2015: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,389 (February 28, 2015: $2,389) to a shareholder with respect to unpaid fees and interest on promissory notes, $480,000 (February 28, 2015: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, $53,694 (February 28, 2015: $53,694) owing to the former president of the Company in respect of unpaid wages and $17,117 (February 28, 2015: $17,117) accrued expenses related to a director of the Company.

As of May 31, 2015, included in advances payable is $72,750 (February 28, 2015: $76,100) owed to a company controlled by a director.

As of May 31, 2015, promissory notes payable of $439,590 (February 28, 2015: $439,590 is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
December, 2015	$384,590
April, 2016	15,000
August, 2015	12,500
November, 2015	27,500
Total	$439,590
All bear interest at 12% per annum.

As of May 31, 2015, promissory note payable of $80,442 (February 28, 2015: $86,259) is personally guaranteed by a related party of the director of the company.

NOTE 10 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 99% of the Company’s revenues are obtained from two (2) customers. The Company is exposed to significant sales and accounts receivable concentration. Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the three months ended May 31, 2015, one (1) customer accounted for approximately 99% of revenue. For the three months ended May 31, 2014, there was one (1) customer that accounted for 98% of sales revenue.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of May 31, 2015 and February 28, 2015 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:	30,000 units
End of calendar year containing the third anniversary:	60,000 units

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 19, 2015, the date of which the financial statements were available to be issued.

Management’s Discussion And Analysis
Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended May 31, 2015 and our Financial Statements and notes thereto for the period ended May 31, 2014.

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

2.           Results of Operations

For the three month period ended May 31, 2015 as compared to the three month period ended May 31, 2014.

	For the Three Months Ended
	May 31, 2015	May 31, 2014
Sales:
Sales Guardian Alert	$56,988	$55,036
Sales Scope Out	-	-
	$56,988	$55,036

Sales for the quarter ended May 31, 2015 increased by 4% from $55,036 to $56,998 due to increased demand for Guardian Alert. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the Three Months Ended May 31,
	2015	2014
Direct Costs:
Scope Out Direct Costs:
Royalties - related party	$15,000	$15,000
Total Scope Out Direct Costs	15,000	15,000

Guardian Alert Direct Costs:
Manufacturing expenses	-	11,257
Research and development	19,550	16,500
Commissions	5,100	5,100
Total Guardian Alert Direct Costs	24,650	32,857
Total Direct Costs	$39,650	$47,857

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $15,000 and $15,000 for the three month periods ended May 31, 2015 and 2014, respectively.

Direct costs related to Guardian Alert were $24,650 and $32,857 for the three month periods ending May 31, 2015 and 2014, respectively. This change represents a decrease of 25%. Commission expenses were $5,100 and $5,100 for the three month periods ended May 31, 2015 and 2014, respectively.  Manufacturing expenses were $nil and $11,257 for the three month periods ended May 31, 2015 and 2014, respectively.  This decrease is attributed to the strategic relationship created with our commercial marketing partner, where Sense no longer directly incurs production and/or inventory costs for commercial fleet application product sales. Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2014 represents assembly costs for the sales achieved for the same period.  Research and development expenses were $19,550 and $16,500 for the three month periods ended May 31, 2015 and 2014, respectively.

Operating and Other Expense

	For the Three Months Ended
	May 31, 2015	May 31, 2014
Consulting fees	$26,200	$13,000
Contract labor	3,000	3,000
Depreciation	-	1,939
Engineering Costs	874	-
Filing fees	550	200
Insurance	10,094	8,517
Bank charges	375	358
Legal and accounting	20,188	6,000
Office and miscellaneous	1,885	4,140
Rent	3,810	3,409
Tax penalties	2,997	-
Telephone and utilities	216	374
Transfer agent fees	2,000	2,984
Travel and automotive	688	4,617
Interest expense	56,717	44,273
Total	$129,594	$92,811

Sense Technologies, Inc. had operating and other expenses of $129,594 for the three month period ended May 31, 2015 compared to operating and other expenses of $92,811 for the three month period ended May 31, 2014, an increase in operating and other expenses of 40% from the prior period.

Consulting fees increased from $13,000 for the three month period ended May 31, 2014 to $26,200 for the three month period ended May 31, 2015. The increase was a result of consulting related to Guardian Alert product sales.

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

Legal and accounting fees increased from $6,000 in the three month period ended May 31, 2014 to $20,188 for the three month period ended May 31, 2015.

Following summarizes the overall operations results for the three month period ended May 31:

			Increase	% Increase
	2015	2014	( Decrease)	(decrease)

Sales	56,988	55,036	1,952	3.55
Direct Costs	39,650	47,857	(8,207)	(17.15)
Operating and Other Expenses	129,594	92,811	36,783	39.63
Net Loss	(112,256)	(85,632)	26,624	31.09
Basic and Diluted Loss per share	(0.00)	(0.00)

We had a net loss from operations of $112,256 for three month period ended May 31, 2015, compared to a net loss of $85,632 for the three month period ended May 31, 2014, an increase in net loss of $26,624 from the prior year.

Liquidity and Capital Resources

Our cash position at May 31, 2015 was $nil as compared to $Nil at February 28, 2015. This was due to our use of cash in operating activities and cash provided by financing activities as described below.

We have a working capital deficit of $4,745,509 and $4,481,998 as of May 31, 2015 and February 28, 2015, respectively. If we are unable to raise adequate working capital for fiscal 2016, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2016, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $58,253 in 2015, compared to $110,330 in 2014. The decrease in cash used in 2015 was largely due to the decrease in accrued expenses.

Net cash provided by financing activities

Net cash provided by financing activities was $58,253 in 2015 compared to $110,330 in 2014.

In 2015, we received $60,000 through subscriptions to our common shares.

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended May 31, 2015 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended May 31, 2015.

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

SENSE TECHNOLOGIES INC.

August 21, 2015	/s/ BRUCE E. SCHREINER
Bruce E. Schreiner
Chief Executive Officer, President, Director, Chief Financial Officer and Principal Accounting Officer