Form 10-Q
period 2015-08-31
SENSE TECHNOLOGIES INC
filed 2015-11-10
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2015
Common Stock	132,043,448 shares

Sense Technologies Inc. Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2015
(Stated in US Dollars)
(Unaudited)

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of August 31, 2015 and February 28, 2015
(Stated in US Dollars)

	August 31	February 28
	2015	2015
	(Unaudited)

ASSETS
Current
Prepaids	$34,104	$27,134
Deposit	800	800
Total Current Assets	34,904	27,934
Total Assets	$34,904	$27,934

LIABILITIES
Current
Bank overdraft	$30,148	$24,626
Accounts payable	542,065	558,574
Accounts payable-related party	35,884	35,884
Accrued expenses	1,351,747	1,281,394
Accrued expenses-related party	70,811	70,811
Royalty payable – related party	480,000	480,000
Notes payable, current portion	720,531	430,619
Notes payable, current portion – default	232,658	135,198
Notes payable – related party	430,090	439,590
Notes payable – related party – default	9,500	-
Advances payable – related entity	39,975	76,100
Dividends payable	408,485	392,689
Convertible promissory notes payable - default	584,447	584,447
Total Current Liabilities	4,936,341	4,509,932
Long-Term Liabilities
Notes payable	-	298,500
Notes payable – related party	74,594	86,259
Total Long-Term Liabilities	74,594	384,759
Total Liabilities	5,010,935	4,894,691

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at August 31, 2015 (February 28, 2015: 315,914)	315,914	315,914
Common stock, without par value 200,000,000 shares authorized, 132,043,448 shares issued at August 31, 2015 (February 28, 2015: 127,043,448)	15,769,794	15,619,794
Common stock payable	225,849	244,889
Accumulated Deficit	(21,287,588)	(21,047,354)
Total Stockholders’ Deficiency	(4,976,031)	(4,866,757)
Total Liabilities and Stockholders’ Deficiency	$34,904	$27,934

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
 STATEMENTS OF OPERATIONS
For the three and six months ended August 31, 2015 and 2014
 (Stated in US Dollars)
 (Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2015	2014	2015	2014

Sales	$61,500	$20,264	$118,488	$75,300
Direct costs	33,359	78,113	73,009	125,970

Gross profit (loss)	28,141	(57,849)	45,479	(50,670)

Operating Expenses
Advertising and promotion	2,748	-	2,748	-
Consulting fees	40,800	22,500	67,000	35,500
Contract labor	3,000	3,000	6,000	6,000
Depreciation	-	1,938	-	3,877
Engineering costs	-	-	874	-
Filing fees	7,716	5,610	8,266	5,810
Insurance	10,144	9,102	20,238	17,619
Bank charges	790	547	1,165	905
Legal and accounting	16,638	15,333	36,826	21,333
Office and miscellaneous	2,678	9,968	4,563	14,108
Rent	3,491	4,028	7,301	7,437
Tax penalties	2,996	5,993	5,993	5,993
Telephone and utilities	105	88	321	462
Transfer agent fees	500	890	2,500	3,874
Travel and automotive	-	119	688	4,736
	91,606	79,116	164,483	127,654
Net operating loss	(63,465)	(136,965)	(119,004)	(178,324)

Other income and (expense)
Interest expense	(48,717)	(41,591)	(105,434)	(85,864)

Net loss	(112,182)	(178,556)	(224,438)	(264,188)

Preferred dividends, paid or accrued	7,898	7,898	15,796	15,796

Net loss attributable to common stockholders	$(120,080)	$(186,454)	$(240,234)	$(279,984)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	132,043,448	116,545,624	130,016,274	113,219,537

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the six months ended August 31, 2015 and 2014
(Stated in US Dollars)
(Unaudited)

	2015	2014
Operating Activities
Net loss for the period	$(224,438)	$(264,188)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	-	3,877
Amortization of debt discount	960	-
Changes in non-cash working capital balances related to operations:
Accounts Receivable	-	8,500
Prepaids	(6,970)	(7,845)
Accounts payable	(10,987)	21,104
Accrued expenses	70,353	51,594
Advances payable	(36,125)	(103,521)
Net cash used in operating activities	(207,207)	(290,479)
Financing Activities
Borrowing on notes payable	157,913	168,486
Repayment on notes payable	(80,706)	(133,007)
Proceeds from common stock issued and payable for cash	130,000	255,000
Net cash provided by financing activities	207,207	290,479

Increase (decrease) in cash during the period	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash Paid for Interest	$13,185	$13,389
Accrual of Preferred Stock Dividend	$15,796	$15,796
Stock Issued from Common Stock Payable	$120,000	$-
Stock Issued for Inducement	$960	$-

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
As of the period ended August 31, 2015
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 28, 2014	109,893,448	$15,068,392	315,914	$315,914	$184,889	$(20,269,560)	$(4,700,365)
Common stock issued for cash	15,000,000	450,000	-	-	-	-	450,000
Common stock issued for subscription	2,000,000	60,000	-	-	(60,000)	-	-
Common stock issued for services	150,000	4,500	-	-	-	-	4,500
Common shares subscribed	-	-	-	-	120,000	-	120,000
Options issued to Directors	-	36,902	-	-	-	-	36,902
Dividends accrued	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(746,203)	(746,203)
Balance, February 28, 2015	127,043,448	15,619,794	315,914	315,914	244,889	(21,047,354)	(4,866,757)
Common stock issued for cash	1,000,000	30,000	-	-	-	-	30,000
Common stock issued for subscription	4,000,000	120,000	-	-	(120,000)	-	-
Common shares payable for inducement	-	-	-	-	960	-	960
Common shares subscribed	-	-	-	-	100,000	-	100,000
Dividends accrued	-	-	-	-	-	(15,796)	(15,796)
Net income (loss) for the period	-	-	-	-	-	(224,438)	(224,438)
Balance, August 31, 2015 (unaudited)	132,043,448	$15,769,794	315,914	$315,914	$225,849	$(21,287,588)	$(4,976,031)

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

While the information presented in the accompanying six months to August 31, 2015 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2015.

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

NOTE 2 – GOING CONCERN

At August 31, 2015, the Company had not yet achieved profitable operations, had an accumulated deficit of $21,287,588 (February 28, 2015 - $21,047,354) since its inception and incurred a net loss of $224,438 (2014 - $264,188) for the six months ended August 31, 2015 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2016 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – PREPAID EXPENSES

As of August 31, 2015, included in prepaid expenses is $34,104 (February 28, 2015: $27,134) for an insurance premium for the directors of the Company financed through Flatiron Capital.  Insurance policy is from August 23, 2015 to August 23, 2016.

NOTE 4 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	August 31,	February 28,
	2015	2015
Bank overdraft	$30,148	$24,626
Accounts payable	542,065	558,574
Accounts payable – related party	35,884	35,884
Accrued royalties payable – Guardian Alert	480,000	480,000

Detail of Accrued Expenses:
Accrued interest payable	1,107,161	1,024,502
Accrued non-resident withholding taxes, including accrued interest	188,514	183,472
Credit card	548	1,180
Commissions Payable	15,051	30,552
Accrued taxes payable	40,473	41,688
Total accrued expenses	$1,351,747	$1,281,394

Detail of Accrued Expense – Related party:
Accrued payroll – related party	53,694	53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

As of August 31, 2015, included in the trade payables is $33,495 (February 28, 2015: $33,495) and $2,389 (February 28, 2015: $2,389) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (February 28, 2015: $480,000) owing to stockholders of the Company in respect of royalties payable and $53,694 (February 28, 2015: $53,694) owing to the former president of the Company in respect of unpaid wages.

At August 31, 2015, advances payable of $39,975 (February 28, 2015: $76,100) are due to a company controlled by a director of the Company.

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

OEM/Tier 1 Supplier Sub Licensor:                  65% Sense Technologies
                                                                                        35% Inventor

Any other Sub-Licensor:                                    50% Sense Technologies
                                                                                        50% Inventor

The current royalties accrued for Scope Out royalties are $nil as of August 31, 2015 and February 28, 2015.

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

In order to retain the exclusive right to this license we incurred minimum royalty fees. Because we were unable to pay these fees, we accrued the royalties as a payable. Royalties accruals were ceased in 2004 and rights of exclusivity were forfeited. Royalties payable to Guardian Alert are $480,000 and $480,000 as of August 31, 2015 and February 28, 2015, respectively.

NOTE 6 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	August 31,	February 28,
	2015	2015
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment terms between August, 2015 and July, 2016.	$246,468	$243,000
Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum with repayment between August, 2015 and April, 2016. $9,500 in default.	439,590	439,590
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due January 12, 2016.	10,000	10,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012. In default.	10,000	10,000
Finance agreement on directors’ and officers’ liability policy secured by the unearned insurance premium, bearing interest at 7.75%, maturing June 23, 2016. This agreement is repayable in monthly principal and interest payments of $2,174.	20,815	6,569
Finance agreement on directors and officers liability policy, bearing interest at 7.75% per annum, no maturity date.	4,627	11,050
Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, due in December 2007. In default.	100,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing January and May, 2016.	65,500	91,500
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014. In default.	51,843	75,198
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing August 1, 2016.	50,000	50,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing August 13, 2015.	40,000	40,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 4.0% per annum and maturing August 27, 2018.	74,594	86,259
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing July 20, 2016.	10,000	10,000
Promissory note payable, unsecured, bearing interest at the rate of 12% per annum, maturing June 4, 2015	20,000	-
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing between October, 2015 and July, 2016.	165,000	165,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing August 13, 2015.	50,000	50,000
Promissory note payable, unsecured, bearing interest at the rate of 12% per annum, maturing December 21, 2015.	6,936	-
Promissory note payable, unsecured, bearing interest at the rate of 9.5% per annum, maturing June 12, 2016.	100,000	-
Promissory note payable, no stated interest or maturity date	2,000	2,000
	1,467,373	1,390,166
Less: current portion	(1,392,779)	(1,390,166)
Long-term portion	$74,594	$-

The Company is in arrears with respect to six of the above notes payable totaling $242,158.

	August 31, 2015	February 29, 2015
Convertible notes payable:
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest August be redeemed at any time after August 30, 2005. These notes August be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 28, 2014 and February 28, 2013, these notes were in default.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

The Company is in arrears with respect to nine convertible notes payable totaling $584,447.

Future minimum note payments as of August 31, 2015 are as follows:

Years Ending February 28,
2016	$1,977,226
2017	74,594
Thereafter	-

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

Dividends on preferred shares are payable annually on July 31 of each year. During the six months ended August 31, 2015, the Company accrued dividends payable of $15,796 (February 28, 2015: $31,591). Dividends are currently accruing and total $408,485.

NOTE 8 – COMMON STOCK

a)           Common stock issued for cash

During the six months ended August 31, 2015, the Company received $100,000 of common stock subscribed in common stock payable for 3,333,333 shares.  The Company issued 1,000,000 shares of common stock for cash proceeds of $30,000.

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

During the year ended February 28, 2015, the Company issued 150,000 common shares for consulting services. The fair value of each common share was $0.03 based on the closing trading price on the grant date and was recorded as consulting expense of $4,500.

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

	August 31, 2015
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, August 31, 2015	3,000,000	$0.04

	February 28, 2015
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Expired during the year	(1,000,000)	(0.05)
Issued during the year	1,000,000	0.03
Outstanding and exercisable, February 28, 2015	3,000,000	$0.04

At August 31, 2015, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

3,000,000	$0.03	December 31, 2015

d)           Warrants

As of August 31, 2015 and February 28, 2015, the Company had no outstanding warrants.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	August 31,
	2015	2014
Interest expense	$26,375	$26,375

As of August 31, 2015, included in accounts payable is $33,495 (February 28, 2015: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,389 (February 28, 2015: $2,389) to a shareholder with respect to unpaid fees and interest on promissory notes, $480,000 (February 28, 2015: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 28, 2015: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of August 31, 2015, included in advances payable is $39,975 (February 28, 2015: $76,100) owed to a company controlled by a director.

As of August 31, 2015, promissory notes payable of $439,590 (February 28, 2015: $439,590 is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
December, 2015	$216,372
December, 2015	168,218
April, 2016	15,000
August, 2015	9,500
November, 2015	30,500
Total	$439,590

All bear interest at 12% per annum.

As of August 31, 2015, promissory note payable of $74,594 (February 28, 2015: $86,259) is personally guaranteed by a related party of the director of the company.

NOTE 10 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 100% of the Company’s revenues are obtained from two (2) customers. The Company is exposed to significant sales and accounts receivable concentration. Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the six months ended August 31, 2015, one (1) customer accounted for approximately 99% of revenue. For the six months ended August 31, 2014, there was one (1) customer that accounted for 95% of sales revenue.

Contingencies

During the normal course of business we from time to time be involved in litigation or other possible loss contingencies. As of August 31, 2015 and August 31, 2014 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:	30,000 units
End of calendar year containing the third anniversary:	60,000 units

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 6, 2015, the date of which the financial statements were available to be issued.

Management’s Discussion And Analysis
Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended August 31, 2015 and our Financial Statements and notes thereto for the period ended August 31, 2014.

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

2.           Results of Operations

For the three and six month period ended August 31, 2015 as compared to the three and six month period ended August 31, 2014.

	For the three months ended		For the six months ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Sales
Sales Guardian Alert	61,500	20,264	118,488	75,300
Sales Scope Out	-	-	-	-
	61,500	20,264	118,488	75,300

Sales for the six months ended August 31, 2015 increased by 57% from $75,300 to $118,488 due to increased demand for Guardian Alert. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

Sales for the three months ended August 31, 2015 increased by 203% from 20,264 to 61,500 due to increased demand from key customers.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the three months ended		For the six months ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Direct Cost
Scope Out Direct Costs
Manufacturing expenses	-	-	-	-
Research and development	-	-	-	-
Commissions	-	-	-	-
Royalties - related party	15,000	15,000	30,000	30,000
Total Scope Out Direct Costs	15,000	15,000	30,000	30,000

Guardian Alert Direct Costs
Manufacturing expenses	2,469	38,823	2,469	50,080
Research and development	12,490	15,400	32,040	31,900
Commissions	3,400	8,890	8,500	13,990
Royalties	-	-	-	-
Total Guardian Alert Direct Costs	18,359	63,113	43,009	95,970
Total Direct Costs	33,359	78,113	73,009	125,970

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $15,000 and $15,000 for the three month periods ended August 31, 2015 and 2014, respectively.

Direct costs related to Scope Out® were $30,000 and $30,000 for the six month period ended August 31, 2015 and 2014, respectively.

Direct costs related to Guardian Alert were $18,359 and $63,113 for the three month period ending August 31, 2015 and 2014, respectively. This change represents a decrease of 71%. Commission expenses were $3,400 and $8,890 for the three month period ended August 31, 2015 and 2014, respectively. Commission expense decreased 62% due to a decrease in commissioned sales.  Manufacturing expenses were $2,469 and $38,823 for the three month period ended August 31, 2015 and 2014, respectively. This decrease is attributed to the strategic relationship created with our commercial marketing partner, where Sense no longer directly incurs production and/or inventory costs for commercial feet application product sales.   Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2015 and 2014 represents assembly costs for the sales achieved for the same period.  Research and development expenses were $12,490 and $15,400 for the three month periods ended August 31, 2015 and 2014, respectively.

Direct costs related to Guardian Alert were $43,009 and $95,970 for the six month period ending August 31, 2015 and 2014, respectively. This change represents a decrease of 55%. Commission expenses were $8,500 and $13,990 for the six month period ended August 31, 2015 and 2014, respectively. Commission expense decreased 39% due to a decrease in commissioned sales.  Manufacturing expenses were $2,469 and $50,080 for the six month period ended August 31, 2015 and 2014, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2015 and 2014 represents assembly costs for the sales achieved for the same period.  Research and development expenses were $32,040 and $31,900 for the six month periods ended August 31, 2015 and 2014, respectively.

Selling, General, and Administrative

	For the three months ended		For the six months ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Advertising	$2,748	$-	$2,748	$-
Consulting fees	40,800	22,500	67,000	35,500
Contract labor	3,000	3,000	6,000	6,000
Depreciation	-	1,938	-	3,877
Engineering costs	-	-	874	-
Filing fees	7,716	5,610	8,266	5,810
Insurance	10,144	9,102	20,238	17,619
Bank charges	790	547	1,165	905
Legal and accounting	16,638	15,333	36,826	21,333
Office and miscellaneous	2,678	9,968	4,563	14,108
Rent	3,491	4,028	7,301	7,437
Tax penalties	2,996	5,993	5,993	5,993
Telephone and utilities	105	88	321	462
Transfer agent fees	500	890	2,500	3,874
Travel and automotive	-	119	688	4,736
Interest expense	48,717	41,591	105,434	85,864
	140,323	120,707	269,917	213,518

Sense Technologies, Inc. had selling, general and administrative expenses of $140,323 for the three month period ended August 31, 2015 compared to selling, general and administrative expenses of $120,707 for the three month period ended August 31, 2014, an increase in selling, general and administrative expenses of 16% from the prior period.

General and administrative expenses of $269,917 for the six month period ended August 31, 2015 compared to selling, general and administrative expenses of $213,518 for the six month period ended August 31, 2014, an increase in selling, general and administrative expenses of 26% from the prior period.

Consulting fees increased from $22,500 for the three month period ended August 31, 2014 to $40,800 for the three month period ended August 31, 2015. The increase was a result of consulting related to Guardian Alert product sales.

Consulting fees increased from $35,500 for the six month period ended August 31, 2014 to $67,000 for the six month period ended August 31, 2015. The increase was a result of consulting related to Guardian Alert product sales.

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

Legal and accounting fees increased from $15,333 in the three month period ended August 31, 2014 to $16,638 for the three month period ended August 31, 2015.

Legal and accounting fees increased from $21,333 in the six month period ended August 31, 2014 to $36,826 for the six month period ended August 31, 2015.

Following summarizes the overall operations results for the six month period ended August 31:

			Increase	% Increase
	2015	2014	( Decrease)	(decrease)

Sales	118,488	75,300	43,188	57.35
Direct Costs	73,009	125,970	(52,961)	(42.04)
General and Administrative expenses	269,917	213,518	56,399	26.41
Net Loss	(224,438)	(264,188)	39,750	15.05
Basic and Diluted Loss per share	(0.00)	(0.00)

We had a loss from operations of $224,438 for six month period ended August 31, 2015, compared to a loss from operations of $264,188 for the six month period ended August 31, 2014, a decrease in loss from operations of $39,750 from the prior year.

Liquidity and Capital Resources

Our cash position at August 31, 2015 was $nil as compared to $Nil at February 28, 2015. This was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 4,901,437 and 4,481,998 as of August 31, 2015 and February 28, 2015, respectively. If we are unable to raise adequate working capital for fiscal 2016, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2016, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $207,207 in 2015, compared to $290,479 in 2014. The decrease in cash used in 2015 was largely due to the decrease in advances payable.

Net cash provided by financing activities

Net cash provided by financing activities was $207,207 in 2015 compared to net cash used of $290,479 in 2014.

In 2015, we received $130,000 through subscriptions to our common shares.

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended August 31, 2015 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the six months ended August 31, 2015.

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

SENSE TECHNOLOGIES INC.

November 10, 2015	/s/ BRUCE E. SCHREINER
Bruce E. Schreiner
Chief Executive Officer, President, Director, Chief Financial Officer and Principal Accounting Officer