Form 10-Q
period 2015-11-30
SENSE TECHNOLOGIES INC
filed 2016-03-25
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2016
Common Stock	139,876,784 shares

Sense Technologies Inc. Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2015
(Stated in US Dollars)
(Unaudited)

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of November 30, 2015 and February 28, 2015
(Stated in US Dollars)
(Unaudited)

	November 30	February 28
	2015	2015
	(Unaudited)

ASSETS
Current
Accounts receivable	$10,500	$-
Prepaids	23,438	27,134
Total Current Assets	33,938	27,134
Deposit	800	800
Total Assets	$34,738	$27,934

LIABILITIES
Current
Bank overdraft	$10,878	$24,626
Accounts payable	527,152	558,574
Accounts payable-related party	35,884	35,884
Accrued expenses	1,392,690	1,281,394
Accrued expenses-related party	70,811	70,811
Royalty payable – related party	480,000	480,000
Notes payable, current portion	792,421	430,619
Notes payable, current portion – default	170,794	135,198
Notes payable – related party	439,590	439,590
Advances payable	16,500	-
Advances payable – related entity	-	76,100
Dividends payable	416,383	392,689
Convertible promissory notes payable - default	584,447	584,447
Total Current Liabilities	4,937,550	4,509,932
Long-Term Liabilities
Notes payable	-	298,500
Notes payable – related party	68,687	86,259
Total Long-Term Liabilities	68,687	384,759
Total Liabilities	5,006,237	4,894,691

STOCKHOLDERS' DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at November 30, 2015 (February 28, 2015: 315,914)	315,914	315,914
Common stock, without par value 500,000,000 shares authorized, 136,876,782 shares issued at November 30, 2015 (February 28, 2015: 127,043,448)	15,914,794	15,619,794
Common stock payable	185,849	244,889
Accumulated Deficit	(21,388,056)	(21,047,354)
Total Stockholders’ Deficiency	(4,971,499)	(4,866,757)
Total Liabilities and Stockholders’ Deficiency	$34,738	$27,934

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
 STATEMENTS OF OPERATIONS
For the three and nine months ended November 30, 2015 and 2014
 (Stated in US Dollars)
 (Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2015	2014	2015	2014

Sales	$103,995	$35,944	$222,483	$111,244
Direct costs	15,776	114,255	88,784	240,225

Gross profit (loss)	88,219	(78,311)	133,699	(128,981)

Operating Expenses
Advertising and promotion	4,050	-	6,797	-
Consulting fees	66,185	74,500	133,185	110,000
Contract labor	3,000	3,000	9,000	9,000
Depreciation	-	1,939	-	5,816
Engineering costs	-	-	874	-
Filing fees	400	7,016	8,666	12,826
Insurance	10,666	9,213	30,904	26,832
Bank charges	6,415	651	7,581	1,556
Legal and accounting	2,075	7,199	38,901	28,532
Office and miscellaneous	4,105	6,061	8,669	20,169
Public Relations	30,000	-	30,000	-
Rent	2,860	3,759	10,161	11,196
Tax penalties	2,997	1,000	8,990	6,993
Telephone and utilities	133	92	454	554
Transfer agent fees	500	2,450	3,000	6,324
Travel and automotive	2,950	1,928	3,638	6,664
	136,336	118,808	300,820	246,462
Net operating loss	(48,117)	(197,119)	(167,121)	(375,443)

Other income and (expense)
Interest expense	(44,453)	(55,562)	(149,887)	(141,426)

Net loss	(92,570)	(252,681)	(317,008)	(516,869)

Preferred dividends, paid or accrued	7,898	7,898	23,694	23,694

Net loss attributable to common stockholders	$(100,468)	$(260,579)	$(340,702)	$(540,563)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	135,336,489	118,393,450	131,776,781	114,931,632

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the nine months ended November 30, 2015 and 2014
(Stated in US Dollars)
(Unaudited)

	2015	2014
Operating Activities
Net loss for the period	$(317,008)	$(516,869)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	-	5,816
Shares for services	30,000	-
Amortization of debt discount	960	-
Changes in non-cash working capital balances related to operations:
Accounts Receivable	(10,500)	8,500
Prepaids	3,696	1,365
Accounts payable	(45,170)	(995)
Accrued expenses	111,296	95,213
Advances payable	(59,600)	(88,070)
Net cash used in operating activities	(286,326)	(495,040)
Financing Activities
Borrowing on notes payable	187,635	283,486
Repayment on notes payable	(106,309)	(163,446)
Proceeds from common stock issued and payable for cash	205,000	375,000
Net cash provided by financing activities	286,326	495,040

Increase (decrease) in cash during the period	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash Paid for Interest	$25,120	$21,167
Accrual of Preferred Stock Dividend	$23,694	$23,694
Stock Issued from Common Stock Payable	$220,000	$-
Stock Payable for Debt Discount	$960	$-

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
As of the period ended November 30, 2015
(Stated in US Dollars)
(Unaudited)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 28, 2014	109,893,448	$15,068,392	315,914	$315,914	$184,889	$(20,269,560)	$(4,700,365)
Common stock issued for cash	15,000,000	450,000	-	-	-	-	450,000
Common stock issued for subscription	2,000,000	60,000	-	-	(60,000)	-	-
Common stock issued for services	150,000	4,500	-	-	-	-	4,500
Common shares subscribed	-	-	-	-	120,000	-	120,000
Options issued to Directors	-	36,902	-	-	-	-	36,902
Dividends accrued	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(746,203)	(746,203)
Balance, February 28, 2015	127,043,448	15,619,794	315,914	315,914	244,889	(21,047,354)	(4,866,757)
Common stock issued for cash	1,500,000	45,000	-	-	-	-	45,000
Common stock issued for subscription	7,333,334	220,000	-	-	(220,000)	-	-
Common stock issued for services	1,000,000	30,000	-	-	-	-	30,000
Common shares payable for debt discount	-	-	-	-	960	-	960
Common shares subscribed	-	-	-	-	160,000	-	160,000
Dividends accrued	-	-	-	-	-	(23,694)	(23,694)
Net income (loss) for the period	-	-	-	-	-	(317,008)	(317,008)
Balance, November 30, 2015 (unaudited)	136,876,782	$15,914,794	315,914	$315,914	$185,849	$(21,388,056)	$(4,971,499)

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

While the information presented in the accompanying nine months to November 30, 2015 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2015.

Reclassification

Certain amounts reported in the prior period financial statements have been reclassified to the current period presentation.

Recently Adopted and Recently Enacted Accounting Pronouncements

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

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

NOTE 2 – GOING CONCERN

At November 30, 2015, the Company had not yet achieved profitable operations, had an accumulated deficit of $21,388,056 (February 28, 2015 - $21,047,354) since its inception and incurred a net loss of $317,008 (2014 - $516,869) for the nine months ended November 30, 2015 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2016 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – PREPAID EXPENSES

As of November 30, 2015, included in prepaid expenses is $23,438 (February 28, 2015: $27,134) for an insurance premium for the directors of the Company financed through Flatiron Capital.  Insurance policy is from August 23, 2015 to August 23, 2016.

NOTE 4 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	November 30,	February 28,
	2015	2015
Bank overdraft	$10,878	$24,626
Accounts payable	527,152	558,574
Accounts payable – related party	35,884	35,884
Accrued royalties payable – Guardian Alert	480,000	480,000

Detail of Accrued Expenses:
Accrued interest payable	1,145,949	1,024,502
Accrued non-resident withholding taxes, including accrued interest	191,035	183,472
Credit card	429	1,180
Commissions Payable	15,051	30,552
Accrued taxes payable	40,226	41,688
Total accrued expenses	$1,392,690	$1,281,394

Detail of Accrued Expense – Related party:
Accrued payroll – related party	53,694	53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

As of November 30, 2015, included in the accounts payable – related party is $33,495 (February 28, 2015: $33,495) and $2,389 (February 28, 2015: $2,389) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (February 28, 2015: $480,000) owing to stockholders of the Company in respect of royalties payable and $53,694 (February 28, 2015: $53,694) owing to the former president of the Company in respect of unpaid wages.

At November 30, 2015, advances payable of $nil (February 28, 2015: $76,100) are due to a company controlled by a director of the Company.

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

OEM/Tier 1 Supplier Sub Licensor:                  65% Sense Technologies
                                                                                        35% Inventor

Any other Sub-Licensor:                                    50% Sense Technologies
                                                                                        50% Inventor

The current royalties accrued for Scope Out royalties are $nil as of November 30, 2015 and February 28, 2015.

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

In order to retain the exclusive right to this license we incurred minimum royalty fees. Because we were unable to pay these fees, we accrued the royalties as a payable. Royalties accruals were ceased in 2004 and rights of exclusivity were forfeited. Royalties payable to Guardian Alert are $480,000 and $480,000 as of November 30, 2015 and February 28, 2015, respectively.

NOTE 6 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	November 30,	February 28,
	2015	2015
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due February, 2017.	$244,725	$243,000
Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum, maturing between April, 2016 through December, 2016.	439,590	439,590
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due February 23, 2017.	10,000	10,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012. In default.	10,000	10,000
Finance agreement on directors’ and officers’ liability policy secured by the unearned insurance premium, bearing interest at 7.75%, maturing June 23, 2016. This agreement is repayable in monthly principal and interest payments of $2,174.	13,695	6,569
Finance agreement on directors and officers liability policy, bearing interest at 7.75% per annum, no maturity date. In default.	781	11,050
Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, due in December 2007. In default.	100,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing January and May, 2016.	62,000	91,500
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014. In default.	56,564	75,198
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing August 1, 2016.	50,000	50,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing August and October, 2016.	65,000	40,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 4.0% per annum and maturing August 27, 2018.	68,687	86,259
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing July 20, 2016.	10,000	10,000
Promissory note payable, unsecured, bearing interest at the rate of 12% per annum, maturing June 4, 2016	20,000	-
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing between June, 2015 and November, 2016.	165,000	165,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing August 13, 2016.	50,000	50,000
Promissory note payable, unsecured, bearing interest at the rate of 12% per annum, maturing December 21, 2015. In default.	3,450	-
Promissory note payable, unsecured, bearing interest at the rate of 9.5% per annum, maturing June 9, 2016.	100,000	-
Promissory note payable, no stated interest or maturity date	2,000	2,000
	1,471,492	1,390,166
Less: current portion	(1,402,805)	(1,005,407)
Long-term portion	$68,687	$384,759

The Company is in default with respect to five of the above notes payable totaling 170,794 at November 30, 2015.  The Company was in default with respect to three notes payable totaling $135,198 at February 28, 2015.

Convertible notes payable:	November 30, 2015	February 29, 2015
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest August be redeemed at any time after August 30, 2005. These notes August be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal and interest owed. As of November 30, 2015 and February 28, 2015, these notes were in default.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

The Company is in default with respect to nine convertible notes payable totaling $584,447 at November 30, 2015 and February 28, 2015.

Future minimum note payments as of November 30, 2015 are as follows:

Years Ending February 28,
2016	$1,987,252
2017	68,687
Thereafter	-

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

Dividends on preferred shares are payable annually on July 31 of each year. During the nine months ended November 30, 2015, the Company accrued dividends payable of $23,694 (February 28, 2015: $31,591). Dividends are currently accruing and total $416,383 at November 30, 2015.

NOTE 8 – COMMON STOCK

a)           Common stock issued for cash

During the nine months ended November 30, 2015, the Company received $160,000 of common stock subscribed in common stock payable for 5,333,333 shares.  The Company issued 1,500,000 shares of common stock for cash proceeds of $45,000. The Company issued 7,333,333 shares of common stock for common stock payable that was accrued during prior periods.

During the year ended February 28, 2015, the Company issued 15,000,000 shares of common stock for cash proceeds of $450,000.

The Company issued promissory notes with stock granted as an incentive.  The stock was valued with relative fair value of common stock compared to fair market value of debt, common stock valued with closing price on date of agreement at $0.02. $960 recorded as a debt discount.  As the debt was due on demand, the discount was fully expensed in the quarter ended May 31, 2015.

The Company issued 4,000,000 shares of common stock for cash proceeds of $120,000 which was received in prior years and was initially record in Common Stock Payable at February 28, 2015.

b)           Common stock for services

During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 2,500,000 common shares for past services provided. The fair value of each common share was $0.08 on the grant date. The shares, fully vested and non-forfeitable on the grant date, were issued in 2009. This balance is presented as Common Stock as of February 28, 2010. Further, in connection with a consulting services agreement, the Company also committed to issue 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on the quoted market price of the Company’s common shares. This balance is presented as Common Stock Payable as of November 30, 2015 and February 28, 2015.

During the nine months ended November 30, 2015, the Company issued 1,000,000 shares of common stock for consulting services.  The fair value of each common share was $0.03 based on the closing trading price on the grant date and was record as consulting expense of $30,000.

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

	November 30, 2015
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Issued during the year	-	-
Outstanding and exercisable, November 30, 2015	3,000,000	$0.04

	February 28, 2015
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	3,000,000	$0.04
Expired during the year	(1,000,000)	(0.05)
Issued during the year	1,000,000	0.03
Outstanding and exercisable, February 28, 2015	3,000,000	$0.04

At November 30, 2015, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

3,000,000	$0.03	December 31, 2015

d)           Warrants

As of November 30, 2015 and February 28, 2015, the Company had no outstanding warrants.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	November 30,
	2015	2014
Interest expense	$26,375	$26,375

As of November 30, 2015, included in accounts payable – related party is $33,495 (February 28, 2015: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,389 (February 28, 2015: $2,389) to a shareholder with respect to unpaid fees and interest on promissory notes, $480,000 (February 28, 2015: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 28, 2015: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of November 30, 2015, included in advances payable is $nil (February 28, 2015: $103,521) owed to a company controlled by a director.

As of November 30, 2015, promissory notes payable of $439,590 (February 28, 2015: $439,590 is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
April, 2016	15,000
October, 2016	12,500
November, 2016	27,500
December, 2016	168,218
December, 2016	216,372
Total	$439,590

All bear interest at 12% per annum.

As of November 30, 2015, promissory note payable of $68,687 (February 28, 2015: $86,259) is personally guaranteed by a related party of the director of the company.

NOTE 10 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 100% of the Company’s revenues are obtained from two (2) customers. The Company is exposed to significant sales and accounts receivable concentration. Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the nine months ended November 30, 2015, two (2) customers accounted for approximately 99% of revenue. For the nine months ended November 30, 2014, there was one (1) customer that accounted for 95% of sales revenue.

Contingencies

During the normal course of business we from time to time be involved in litigation or other possible loss contingencies. As of November 30, 2015 and November 30, 2014 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:	30,000 units
End of calendar year containing the third anniversary:	60,000 units

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 24, 2016, the date of which the financial statements were available to be issued.  The Company reports one subsequent event.  It has terminated the ClubsCorp Communications public relations consulting contract effective February 16, 2016.

Management’s Discussion And Analysis
Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended November 30, 2015 and our Financial Statements and notes thereto for the period ended November 30, 2014.

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

2.           Results of Operations

For the three and nine month period ended November 30, 2015 as compared to the three and nine month period ended November 30, 2014.

	For the three months ended		For the nine months ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Sales
Sales Guardian Alert	103,995	35,944	222,483	111,244
Sales Scope Out	-	-	-	-
	103,995	35,944	222,483	111,244

Sales for the nine months ended November 30, 2015 increased by 100% from $111,244 to $222,483 due to increased demand for Guardian Alert. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

Sales for the three months ended November 30, 2015 increased by 189% from 35,944 to 103,995 due to increased demand from key customers.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the three months ended		For the nine months ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Direct Cost
Scope Out Direct Costs
Manufacturing expenses	-	-	-	-
Research and development	-	-	-	-
Commissions	-	-	-	-
Royalties - related party	10,000	15,000	40,000	45,000
Total Scope Out Direct Costs	10,000	15,000	40,000	45,000

Guardian Alert Direct Costs
Manufacturing expenses	-	74,919	2,469	124,999
Research and development	5,776	19,236	37,815	51,136
Commissions	-	5,100	8,500	19,090
Royalties	-	-	-	-
Total Guardian Alert Direct Costs	5,776	99,255	48,784	195,225
Total Direct Costs	15,776	114,255	88,784	240,225

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $10,000 and $15,000 for the three month periods ended November 30, 2015 and 2014, respectively.

Direct costs related to Scope Out® were $40,000 and $45,000 for the nine month period ended November 30, 2015 and 2014, respectively.

Direct costs related to Guardian Alert were $5,776 and $99,255 for the three month period ending November 30, 2015 and 2014, respectively. This change represents a decrease of 94%. Commission expenses were $nil and $5,100 for the three month period ended November 30, 2015 and 2014, respectively. Commission expense decreased 100% due to a decrease in commissioned sales.  Manufacturing expenses were $nil and $74,919 for the three month periods ended November 30, 2015 and 2014, respectively. This decrease is attributed to the strategic relationship created with our commercial marketing partner, where Sense no longer directly incurs production and/or inventory costs for commercial feet application product sales.   Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2015 and 2014 represents assembly costs for the sales achieved for the same period.  Research and development expenses were $5,776 and $19,236 for the three month periods ended November 30, 2015 and 2014, respectively.

Direct costs related to Guardian Alert were $48,784 and $199,225 for the nine month period ending November 30, 2015 and 2014, respectively. This change represents a decrease of 75%. Commission expenses were $8,500 and $19,090 for the nine month periods ended November 30, 2015 and 2014, respectively. Commission expense decreased 55% due to a decrease in commissioned sales.  Manufacturing expenses were $2,469 and $124,999 for the nine month period ended November 30, 2015 and 2014, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the nine months ended in 2015 and 2014 represents assembly costs for the sales achieved for the same period.  Research and development expenses were $37,815 and $51,136 for the nine month periods ended November 30, 2015 and 2014, respectively.

Selling, General, and Administrative

	For the three months ended		For the nine months ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Advertising	$4,050	$-	$6,797	$-
Consulting fees	66,185	74,500	133,185	110,000
Contract labor	3,000	3,000	9,000	9,000
Depreciation	-	1,939	-	5,816
Engineering costs	-	-	874	-
Filing fees	400	7,016	8,666	12,826
Insurance	10,666	9,213	30,904	26,832
Bank charges	6,415	651	7,581	1,556
Legal and accounting	2,075	7,199	38,901	28,532
Office and miscellaneous	4,105	6,061	8,668	20,169
Public relations	30,000	-	30,000	-
Rent	2,860	3,759	10,161	11,196
Tax penalties	2,997	1,000	8,990	6,993
Telephone and utilities	133	92	454	554
Transfer agent fees	500	2,450	3,000	6,324
Travel and automotive	2,950	1,928	3,638	6,664
Interest expense	44,453	55,562	149,887	141,426
	180,789	174,370	450,706	387,888

Sense Technologies, Inc. had selling, general and administrative expenses of $180,789 for the three month period ended November 30, 2015 compared to selling, general and administrative expenses of $174,370 for the three month period ended November 30, 2014, an increase in selling, general and administrative expenses of 4% from the prior period.

General and administrative expenses of $450,706 for the nine month period ended November 30, 2015 compared to selling, general and administrative expenses of $387,888 for the nine month period ended November 30, 2014, an increase in selling, general and administrative expenses of 16% from the prior period.

Consulting fees decreased from $74,500 for the three month period ended November 30, 2014 to $66,185 for the three month period ended November 30, 2015. The decrease was a result of consulting related to Guardian Alert product sales.

Consulting fees increased from $110,000 for the nine month period ended November 30, 2014 to $133,185 for the nine month period ended November 30, 2015. The increase was a result of consulting related to Guardian Alert product sales.

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

Legal and accounting fees decreased from $7,199 in the three month period ended November 30, 2014 to $2,075 for the three month period ended November 30, 2015.

Legal and accounting fees increased from $28,532 in the nine month period ended November 30, 2014 to $38,901 for the nine month period ended November 30, 2015.

Following summarizes the overall operations results for the nine month period ended November 30:

			Increase	% Increase
	2015	2014	( Decrease)	(decrease)

Sales	222,483	111,244	111,239	100.00
Direct Costs	88,784	240,225	(151,441)	(63.04)
General and Administrative expenses	450,706	387,888	62,819	16.19
Net Loss	(317,008)	(516,869)	199,861	38.67
Basic and Diluted Loss per share	(0.00)	(0.00)

We had a loss from operations of $317,008 for nine month period ended November 30, 2015, compared to a loss from operations of $516,869 for the nine month period ended November 30, 2014, a decrease in loss from operations of $199,861 from the prior year.

Liquidity and Capital Resources

Our cash position at November 30, 2015 was $nil as compared to $Nil at February 28, 2015. This was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of 4,902,812 and $4,481,998 as of November 30, 2015 and February 28, 2015, respectively. If we are unable to raise adequate working capital for fiscal 2016, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2016, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $286,326 in 2015, compared to $495,040 in 2014. The decrease in cash used in 2015 was largely due to the decrease in advances payable.

Net cash provided by financing activities

Net cash provided by financing activities was $286,326 in 2015 compared to net cash used of $495,040 in 2014.

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

Changes in Internal Control over Financial Reporting

In addition, the Company, with the participation of its chief executive and chief financial officer has determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2015 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 28, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the nine months ended November 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Sense Technologies has entered an agreement with a global company to market the Guardian Alert® under a registered trade name.

Item 6. Exhibits.

31.1	Certifications of Chief Executive and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange act of 1934
32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) of the U.S. Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSE TECHNOLOGIES INC.

March 25, 2016	/s/ BRUCE E. SCHREINER
Bruce E. Schreiner
Chief Executive Officer, President, Director, Chief Financial Officer and Principal Accounting Officer