Form 10-K
period 2016-02-29
SENSE TECHNOLOGIES INC
filed 2016-08-15
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED FEBRUARY 29, 2016

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

The aggregate market value of voting and non-voting common stock held by non-affiliates for the registrant as of August 12, 2016 was approximately $5,353,503.  At August 12, 2016 there were 14,418,621 shares of common stock outstanding.

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

Accordingly, the target market for our Guardian Alert® Doppler Awareness System product can be identified as follows:
·	Manufacturers of vehicles, including cars, sport utility vehicles, light trucks, heavy vehicles and equipment, and original equipment suppliers to these manufacturers.
·	Owners of commercial fleet vehicles and government departments and agencies using fleet vehicles.
·	Consumer outlets of after-market automotive accessories, including dealerships, automotive service shops and automotive retailers, direct sales via the Internet and infomercials.

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

Sense has designed distinct pricing strategies for each of its three primary markets according to the following principles:

· The product should be priced at a level readily acceptable to SUV and light truck purchasers;

· Attractive margin must be made available to OEMs and distribution partners;

· Fleet products must offer attractive ROI to owners; and

· Margins to Sense will increase faster with higher volume than higher pricing.

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

The following table shows the high and low sales prices, in U.S. dollars, of our common stock on the OTC for each quarter within the last two fiscal years:

Quarter Ended	High	Low
February 29, 2016	$0.10	$0.10
November 30, 2015	$0.10	$0.10
August 31, 2015	$0.10	$0.10
May 31, 2015	$0.10	$0.10
February 28, 2015	$0.10	$0.10
November 30, 2014	$0.20	$0.20
August 31, 2014	$0.20	$0.20
May 31, 2014	$0.20	$0.20

The above sales prices were based on the closing trades reported on the NASD Over-the-Counter quotation system and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 29, 2016, there were 448 shareholders of record holding 13,687,678 shares of our common stock; as of August 12, 2016, there were 14,418,621 common shares outstanding.

DIVIDENDS

There are no dividend restrictions in the Company.

RECENT SALES OF UNREGISTERED SECURITIES

On April 2, 2015, one investor under Rule 506 of Regulation D, subscribed for 100,000 common shares at a price of $.30 per share for total proceeds to the Company of $30,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On April 17, 2015, one investor under Rule 506 of Regulation D, subscribed for 50,000 common shares at a price of $.30 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On May 9, 2015, one investor under Rule 506 of Regulation D, subscribed for 50,000 common shares at a price of $.30 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On July 2, 2015, one investor under Rule 506 of Regulation D, subscribed for 166,667 common shares at a price of $.30 per share for total proceeds to the Company of $50,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On July 27, 2015, one investor under Rule 506 of Regulation D, subscribed for 66,667 common shares at a price of $.30 per share for total proceeds to the Company of $20,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On September 15, 2015, one investor under Rule 506 of Regulation D, subscribed for 50,000 common shares at a price of $.30 per share for total proceeds to the Company of $15,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On September 30, 2015, one investor under Rule 506 of Regulation D, subscribed for 100,000 common shares at a price of $.30 per share for total proceeds to the Company of $30,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On October 5, 2015, one investor under Rule 506 of Regulation D, subscribed for 100,000 common shares at a price of $.30 per share for total proceeds to the Company of $30,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On January 30, 2016, one investor under Rule 506 of Regulation D, subscribed for 66,667 common shares at a price of $.30 per share for total proceeds to the Company of $20,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On February 1, 2016, one investor under Rule 506 of Regulation D, subscribed for 30,000 common shares at a price of $.30 per share for total proceeds to the Company of $9,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

On February 24, 2016, one investor under Rule 506 of Regulation D, subscribed for 150,000 common shares at a price of $.30 per share for total proceeds to the Company of $45,000.  The shares are restricted pursuant to Rule 144 promulgated under the U.S.  Securities Act  of 1933.

150,000 shares and 1,700,000 shares have been issued for cash during the year ended February 29, 2016 and February 28, 2015, respectively.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our audited Financial Statements and Notes thereto for the periods ended February 29, 2016 and February 28, 2015.

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

RESULTS OF OPERATIONS

For the period ended February 29, 2016 as compared to the period ended February 28, 2015.

	2016	2015
Sales - Guardian Alert	$318,318	$149,233
Sales - Scope Out	-	-
Total Sales	$318,318	$149,233

Sales for the period ended February 29, 2016 increased by 113%. The sales increase was primarily attributable to our sales related to the Guardian Alert line of product sold. Guardian Alert unit revenues for the years ended February 29, 2016 and February 28, 2015 were $318,318 and $149,233, respectively. This increase was largely due to the strategic relationship we created with our fleet marketing partner.  Under this relationship, we are responsible to coordinate production of the various versions of Guardian Alert products with our manufacturer, Escort, for delivery to customers identified by our partner.  In our agreement, Sense is to be paid the “foregone” gross profit we would have enjoyed if we had retained the existing product flow, and that amount is $75 per unit for each of the first 100,000 units sold and $50 per unit thereafter.  This arrangement allows for increased efficiencies and time-saving in delivering the products without physically going through shipping to, handling by, and shipping from Sense.  Sense is made aware of shipped products under this arrangement by our manufacturer, Escort, and we promptly bill our partner for the units so shipped.  This arrangement also significantly reduces Sense’s costs to produce and to carry expensive inventory.  ScopeOut® unit revenues for the years ended February 29, 2016 and February 28, 2015 were $nil and $nil, respectively. This was due to no marketing efforts regarding ScopeOut® so we could concentrate on Guardian Alert® sales.

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

Direct Cost
	2016	2015
Scope Out Direct Costs
Royalties - related party	$60,000	$60,000
Total Scope Out Direct Costs	$60,000	$60,000

Guardian Alert Direct Costs
Manufacturing expenses	2,469	180,212
Research and development	36,851	51,836
Commissions	12,548	25,890
Total Guardian Alert Direct Costs	$51,868	$257,938

Total Direct Costs	$111,868	$317,938

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

Direct costs for the period ended February 29, 2016 decreased by 65%. Sense Technologies incurred direct costs of $111,868 and $317,938 for the years ended February 29, 2016 and February 28, 2015, respectively.

Direct costs related to ScopeOut® were $60,000 and $60,000 for the years ended February 29, 2016 and February 28, 2015, respectively, an increase of 0%.

Direct costs related to Guardian Alert were $51,868 and $257,938 for the years ended February 29, 2016 and February 28, 2015, respectively. This change represents a decrease of 80%. The decrease is primarily from assembly costs and royalties related to Guardian Alert. Manufacturing expenses incurred were $2,469 and $180,212 for the years ended February 29, 2016 and February 28, 2015, respectively. This decrease is attributed to the strategic relationship created with our commercial marketing partner, where Sense no longer directly incurs production and/or inventory costs for commercial fleet application product sales.  However, during the year, Sense was required to directly incur such production costs for units that failed to properly perform under warranty.  This failure was due to the particular unit version being production-upgraded, and certain software codes not being properly programmed by Sense engineers in that upgrade process.  Sense withstood the cost of replacing those units at the ultimate customer’s locations. Sense does not expect this situation to recur.

Selling, General, and Administrative
	2016	2015
Consulting fees	$242,384	$157,000
Contract labor	12,000	12,000
Engineering costs	1,481	-
Depreciation	-	7,755
Filing fees	10,932	17,420
Insurance	41,371	35,736
Bank charges	8,423	2,181
Legal and accounting	49,326	39,869
Management fees	-	36,902
Office and miscellaneous	20,547	38,116
Public relations	30,000	-
Rent	15,271	15,470
Shareholder information and printing	48	54
Tax penalties	11,986	11,986
Telephone and utilities	727	887
Transfer agent fees	3,000	9,889
Travel and automotive	4,357	7,858
Total	$451,853	$393,123

Sense Technologies, Inc. had selling, general and administrative expenses of $451,853 for the year ended February 29, 2016, compared to selling, general and administrative expenses of $393,123 for the year ended February 28, 2015, a increase in selling, general and administrative expenses of $58,730 from the prior period. The increase of 15% was mainly due to the increase of consulting fees for the Guardian Alert.

Consulting fees increased from $157,000 for the year ended February 28, 2015 to $242,384 for the year ended February 29, 2016, an increase of 54%.  The increase was a result of an increase in consulting related to the Guardian Alert products.

Bank charges increased in the year ended February 29, 2016 to $8,423 from $2,181 in the year ended February 28, 2015.

Office and miscellaneous fees were $20,547 and $38,116 for the years ended February 29, 2016 and February 28, 2015, respectively. The decrease of 46% was due to a decrease in loan fees and general miscellaneous expenses.

Rent expenses decreased to $15,271 in the fiscal year February 29, 2016 from $15,470 in the year ended February 28, 2015. The slight decrease was a result of the Company’s negotiated lease in Grand Island, Nebraska.

Components of Office and Miscellaneous Expenses and Travel and Automotive Expenses for the periods follow:

	2016	2015
Office and Miscellaneous Expenses:
Postage and Delivery	$5,885	$4,451
Foreign Exchange	(88)	(10)
Dues and subscriptions	1,120	235
Licenses and Permits	165	950
Freight & Delivery	-	998
Office Supplies	859	810
Supplies	5,293	1,439
Advertising	6,825	1,750
Loan Fee	-	3,350
General Miscellaneous	488	24,143
Total	$20,547	$38,116

Travel and Automotive Expenses:
Guardian Alert Travel	$4,357	$7,858
ScopeOut travel	-	-
Total	$4,357	$7,858

Our travel costs have been focused on the Guardian Alert® product as opposed to the ScopeOut® in the year ended February 29, 2016 and February 28, 2015.

Following summarizes the overall operations results:

			Increase	% Increase
	2016	2015	( Decrease)	(decrease)

Sales	$318,318	$149,233	$169,085	113%
Direct Costs	$111,868	$317,938	$(206,070)	(65)%
General and Administrative expenses	$451,853	$393,123	$58,730	15%
Net Loss from Operations	$245,403	$561,828

We had a loss from operations of $245,403 for year ended February 29, 2016, compared to a loss from operations of $561,828 for the year ended February 28, 2015, a decrease in loss from operations of $316,425 from the prior year. The decrease in the loss from operations was primarily attributable to a warranty payout for prior year sales.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at February 29, 2016 and February 28, 2015 was $1,298 and $NIL, respectively.

Our net loss of $571,512 for fiscal year 2016 included non-cash charges of $30,000 for common shares issued for services, $960 for amortization of debt discount and $140,420 of modification of debt.  Our net loss of $746,203 for fiscal year 2015 included non-cash charges of $4,500 for common shares issued for services, $36,902 for options granted for services and depreciation of $7,755.  Non-cash working capital changes included increases in accounts receivable and accrued expenses and a decrease in prepaid expenses, accounts payable and advances payable. The net cash used in operating activities for fiscal 2016 was $375,102 as compared to $596,745 for fiscal year 2015.

We have generated only limited revenues to date, have a working capital deficit of $21,650,457 as of February 29, 2016, compared to $21,047,354 as of February 28, 2015. If we are unable to raise adequate working capital for fiscal 2017, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2017, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $375,102 during fiscal year 2016, compared to $596,745 during fiscal 2015. The decrease in cash used in fiscal 2016 was primarily due to the following factors:

(i)	Prepaid Expenses
(ii)	Accrued Expenses

The Company is in arrears with respect to thirteen notes payable totaling $752,631. The Company plans to address this situation on a per-note basis as sufficient net cash flows are generated with which to negotiate new terms on these notes.  In the meantime, these notes could be foreclosed on which would negatively impact the Company’s ability to continue in business.  Should that happen, a plan for an interim solution to each note default would be attempted, but there is no assurance these efforts would be successful to forestall a serious impairment of the Company’s ability to continue.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $0 during fiscal year 2016 and 2015.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $376,400 during fiscal year 2016 compared to net cash provided of $596,745 during fiscal year 2015.

During fiscal year 2016, we received $264,000 through subscriptions to private placements of our common shares. In the fiscal 2015, we had received $570,000 through subscriptions to private placements of our common shares.

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

We project that we will have the following cash needs to fund our ongoing operating expenses and working capital requirements through February 28, 2017, as detailed below.

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

We are hopeful that internal cash flow will cover our cash requirements, but otherwise plan to raise additional capital as required to meet the balance of our estimated funding requirements through February 28, 2017, through either or a combination of:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sense Technologies, Inc.

We have audited the accompanying balance sheets of Sense Technologies, Inc. as of February 29, 2016 and February 28, 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Sense Technologies, Inc. referred to above present fairly, in all material respects, the financial position of Sense Technologies, Inc. as of February 29, 2016 and February 28, 2015, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/S/ M&K CPAS, PLLC

August 12, 2016
Houston, Texas
www.mkacpas.com

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of February 29, 2016 and February 28, 2015
(Stated in US Dollars)

	February 29	February 28
	2016	2015
ASSETS
Current Assets
Cash in bank	$1,298	$-
Accounts Receivable	36,675	-
Prepaids	12,970	27,134
Total Current Assets	50,943	27,134
Deposit	800	800
Total Assets	$51,743	$27,934

LIABILITIES
Current Liabilities
Bank overdraft	$-	$24,626
Accounts payable	524,516	558,574
Accounts payable-related party	35,884	35,884
Accrued expenses	1,186,047	1,281,394
Accrued expenses-related party	70,811	70,811
Royalty payable – related party	480,000	480,000
Notes payable, current portion	1,190,006	430,619
Notes payable, current portion – default	168,184	135,198
Notes payable, current portion – related party	439,590	439,590
Advances payable – related entity	60,158	76,100
Dividends payable	424,281	392,689
Convertible promissory notes payable-default	584,447	584,447
Total Current Liabilities	5,163,924	4,509,932
Long-Term Liabilities
Notes payable	-	298,500
Notes payable – related party	62,719	86,259
Total Long-Term Liabilities	62,719	384,759
Total Liabilities	5,226,643	4,894,691

STOCKHOLDERS' DEFICIT

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at February 29, 2016 (February 28, 2015: 315,914)	315,914	315,914
Common stock, without par value 500,000,000 shares authorized, 13,687,678 shares issued at February 29, 2016 (February 28, 2015: 12,704,345)	15,914,794	15,619,794
Common stock payable	244,849	244,889
Accumulated Deficit	(21,650,457)	(21,047,354)
Total Stockholders’ Deficit	(5,174,900)	(4,866,757)
Total Liabilities and Stockholders’ Deficit	$51,743	$27,934

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
For the years ended February 29, 2016 and February 28, 2015
(Stated in US Dollars)

	For the years ended
	February 29,	February 28,
	2016	2015
Sales	$318,318	$149,233

Direct Costs	111,868	317,938

Gross Profit	206,450	(168,705)

Operating Expenses
Consulting fees	242,384	157,000
Contract labor	12,000	12,000
Depreciation	-	7,755
Engineering costs	1,481	-
Filing fees	10,932	17,420
Insurance	41,371	35,736
Bank charges	8,423	2,181
Legal and accounting	49,326	39,869
Management fees	-	36,902
Office and miscellaneous	20,547	38,116
Public relations	30,000	-
Rent	15,271	15,470
Shareholder information and printing	48	54
Tax penalties	11,986	11,986
Telephone and utilities	727	887
Transfer agent fees	3,000	9,889
Travel and automotive	4,357	7,858
Total operating expenses	451,853	393,123
Net operating loss	(245,403)	(561,828)

Other Expenses
Interest expense	185,689	184,375
Modification of debt	140,420	-
Total other expenses	326,109	184,375

Net loss	(571,512)	(746,203)

Preferred dividends, paid or accrued	31,591	31,591

Net loss attributable to common stockholders	$(603,104)	$(777,794)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	133,044,814	116,685,779

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the years ended February 29, 2016 and February 28, 2015
(Stated in US Dollars)

	2016	2015
Operating Activities
Net loss for the period	$(571,512)	$(746,203)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	-	7,755
Loss on modification of debt	140,420	-
Amortization of debt discount	960	-
Common shares issued for services	30,000	4,500
Options granted for services	-	36,902
Changes in non-cash working capital balances related to operations:
Accounts Receivable	(36,675)	8,500
Prepaids	14,164	(4,837)
Other assets	-	51
Accounts payable	(58,683)	4,887
Accrued expenses	122,166	119,121
Advances payable	(15,942)	(27,421)
Net cash used in operating activities	(375,102)	(596,745)

Financing Activities
Borrowing on notes payable	251,910	409,536
Repayment on notes payable	(139,510)	(382,791)
Proceeds from common stock issued for cash	45,000	450,000
Proceeds from common share subscriptions	219,000	120,000
Net cash provided by financing activities	376,400	596,745

Increase (decrease) in cash during the period	1,298	-

Cash, beginning of period	-	-

Cash, end of period	$1,298	$-

Supplemental Disclosures of Cash Flow Information:

Accrual of Preferred Stock Dividend	$31,591	$31,591
Stock issued for common stock payable	$220,000	$60,000
Common shares payable for debt discount	$960	$-
Accrued interest converted into debt	$217,512	$-

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended February 29, 2016 and February 28, 2015
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 28, 2014	10,989,345	$15,068,392	315,914	$315,914	$184,889	$(20,269,560)	$(4,700,365)
Common share subscribed	-	-	-	-	120,000	-	120,000
Common stock issued for cash	1,500,000	450,000	-	-	-	-	450,000
Common stock issued for subscription	200,000	60,000	-	-	(60,000)	-	-
Common stock issued for services	15,000	4,500	-	-	-	-	4,500
Options issued to Directors	-	36,902	-	-	-	-	36,902
Dividends accrued	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(746,203)	(746,203)
Balance, February 28, 2015	12,704,345	15,619,794	315,914	315,914	244,889	(21,047,354)	(4,866,757)
Common stock issued for cash	150,000	45,000	-	-	-	-	45,000
Common stock issued for subscription	733,333	220,000	-	-	(220,000)	-	-
Common stock issued for services	100,000	30,000	-	-	-	-	30,000
Common shares payable for debt discount	-	-	-	-	960	-	960
Common shares subscribed	-	-	-	-	219,000	-	219,000
Dividends accrued	-	-	-	-	-	(31,591)	(31,591)
Net income (loss) for the period	-	-	-	-	-	(571,512)	(571,512)
Balance, February 29, 2016	13,687,678	$15,914,794	315,914	$315,914	$244,849	$(21,650,457)	$(5,174,900)

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

During the years ended February 29, 2016 and February 28, 2015, the Company had assets and generated sales primarily in the United States of America.

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

Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. We had $1,298 cash equivalents at February 29, 2016 and no cash equivalents at February 28, 2015.

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

Accounts Receivable
Accounts Receivable are stated at the amounts management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written of through a charge to the valuation allowance and a credit to accounts receivable. Total Allowance for Doubtful Accounts during the years ended 2016 and 2015 was $Nil and $Nil, respectively. The net Accounts Receivable is $36,675 at February 29, 2016 and $nil at February 28, 2015, respectively. No balances were due from related parties.

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

Prepaid Royalties
Prepaid royalties consist of guaranteed royalties the company has paid but for which sales have not yet been completed. Royalty expense that will not be recognized in the next year is classified as long-term. On December 31, 2011, the Company issued a promissory note for $189,000 for guaranteed royalty payments due under the Escort licensing agreement. Due to limited cash flows to insure the payment of this note, an impairment equal to the promissory note has been recorded.  All prepaid royalties are considered impaired at February 29, 2016, due to the uncertainty of future sales.

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

For the year ended February 29, 2016, potentially dilutive common shares relating to options, convertible promissory notes payable and convertible preferred shares outstanding totaling 4,957,199 (February 28, 2015 – 4,957,199) were not included in the computation of loss per share because the effect was anti-dilutive.

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

The Company discloses the assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

·	Level 1. Observable inputs such as quoted prices in active markets;
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following schedule summaries the gross value of assets and liabilities that are measured and recognized at fair value on a non-recurring basis at February 29, 2016 and February 28, 2015:

	Fair Value Measurements at February 29, 2016
	Level 1	Level 2	Level 3
Convertible promissory notes payable	$-	$-	$584,447

	Fair Value Measurements at February 28, 2015
	Level 1	Level 2	Level 3
Convertible promissory notes payable	$-	$-	$584,447

There were no gains or losses in fair value during the years ended February 29, 2016 or February 28, 2015.

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

NOTE 2 – GOING CONCERN

At February 29, 2016, the Company had not yet achieved profitable operations, had an accumulated deficit of $21,650,457  (February 28, 2015 - $21,047,354) since its inception and incurred a net loss of $571,512 (February 28, 2015 - $746,203) for the year and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2017 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – PREPAID EXPENSES

As of February 29, 2016, included in prepaid expenses is $12,970 (February 28, 2015: $27,134) for an insurance premium for the directors of the Company financed through Flatiron Capital.  The insurance policy is from August 23, 2015 to August 23, 2016.

NOTE 4 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	February 29,	February 28,
	2016	2015
Bank overdraft	$-	$24,626
Accounts payable	524,516	558,574
Accounts payable – related party	35,884	35,884
Accrued royalties payable – Guardian Alert	480,000	480,000

Detail of Accrued Expenses:
Accrued interest payable	$952,872	$1,024,502
Accrued non-resident withholding taxes, including accrued interest	193,556	183,472
Credit card	-	1,180
Commissions Payable	-	30,552
Accrued taxes payable	39,619	41,688
Total accrued expenses	$1,186,047	$1,281,394

Detail of Accrued Expense – Related party:
Accrued payroll – related party	$53,694	$53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

As of February 29, 2016, included in the $35,884 of accounts payable to related parties is $33,495 (February 28, 2015: $33,495) and $2,389 (February 28, 2015: $2,389) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (February 28, 2015: $480,000) owing to stockholders of the Company in respect of royalties payable and $53,694 (February 28, 2015: $53,694) owing to the former president of the Company in respect of unpaid wages.

At February 29, 2016, advances payable of $60,158 (February 28, 2015: $76,100) are due to a company controlled by a director of the Company.

At February 29, 2016, promissory notes payable of $439,590 (February 28, 2015:  $439,590) is due to a profit sharing and retirement plan which is administered by a director of the Company.

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
50% Inventor

The current royalties accrued for Scope Out royalties are $nil and $nil as of February 29, 2016 and February 28, 2015.

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

In order to retain the exclusive right to this license we incurred minimum royalty fees. Because we were unable to pay these fees, we accrued the royalties as a payable. Royalties accruals were ceased in 2004 and rights of exclusivity were forfeited. Royalties payable to Guardian Alert are $480,000 and $480,000 as of February 29, 2016 and February 28, 2015, respectively.

The following table presents the changes in the accrued royalties – related party balance from February 28, 2015 to February 29, 2016:

Guardian Alert	February 29, 2016	February 28, 2015
Beginning balance	$480,000	$480,000
Accrued	-	-
Paid	-	-
Total Guardian Alert	480,000	480,000
Scope Out
Beginning balance	-	-
Accrued	-	-
Total Scope Out	-	-
Total Accrued Royalties	$480,000	$480,000

NOTE 6 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	February 29,	February 28,
	2016	2015
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due February 23, 2017.	$282,029	$243,000
Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum with repayment due between December, 2016 and August, 2017.	439,590	439,590
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due February 23, 2017.	20,057	10,000
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012. In default.	10,000	10,000
Finance agreement on directors and officers liability policy, secured by the unearned insurance premium, bearing interest at 7.75%, maturing June 23, 2016. This agreement is repayable in monthly principal and interest payments of $2,174.	6,574	6,569
Finance agreement on directors and officers liability policy, bearing interest at 7.75% per annum, no maturity date.	-	11,050
Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, due in December 2007. In default.	100,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014. In default.	54,734	75,198
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing May, 2016.	59,500	91,500
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing July 27, 2017.	50,000	50,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 4.0% per annum and maturing August 27, 2018.	62,719	86,259
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing June 4 and July 17, 2017.	30,000	10,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing between August, 2016 and October, 2016.	65,000	40,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing between October, 2016 and November, 2016.	165,000	165,000
Promissory note payable, unsecured, bearing interest at the rate of 12% per annum, maturing between December, 2015 and December, 2016. $3,450 in default.	133,450	-
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing August 8, 2017.	35,000	50,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing December 23, 2016.	25,000	-
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due February 23, 2017.	313,846	-
Promissory note payable, no stated interest or maturity date. Due on demand.	8,000	2,000
	1,860,499	1,390,166
Less: current portion	(1,797,780)	(1,005,407)
Long-term portion	$62,719	$384,759

The Company is in default with respect to four of the above notes payable totaling $168,184.

Convertible notes payable in default:	February 29, 2016	February 28, 2015
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 29, 2016 and February 28, 2015, these notes were in default.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

The Company is in default with respect to nine of the above convertible notes payable totaling $584,447 as of February 28, 2015 and February 29, 2016.

Future minimum note payments as of February 29, 2016 are as follows:

Years Ending February 28,
2017	$2,406,719
2018	25,497
2019	12,730
Thereafter	-
Total	$2,444,946

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

Dividends on preferred shares are payable annually on July 31 of each year. During the year ended February 29, 2016, the Company accrued dividends payable of $31,591 (February 28, 2015: $31,591). Dividends are currently accruing and total $424,281 and $392,689 at February 29, 2016 and February 28, 2015, respectively.

NOTE 8 – COMMON STOCK

a)           Common stock issued for cash
During the year ended February 29, 2016, the company issued 150,000 shares of common stock for cash proceeds of $45,000.

For the year ended February 28, 2015, the company issued 1,500,000 shares of common stock for cash proceeds of $450,000.

The Company issued 733,333 shares of common stock for cash proceeds of $220,000 which was received in prior years and was recorded as Common Stock Payable at February 28, 2015.  The Company issued 200,000 shares of common stock for cash proceeds of $60,000 which was received in prior years and was recorded as Common Stock Payable at February 28, 2014.

The Company issued promissory notes with stock granted as an incentive.  The stock was valued with relative fair value of common stock compared to fair market value of debt, common stock valued with closing price on date of agreement at $0.20. $960 recorded as a debt discount.  As the debt was due on demand, the discount was fully expensed in the year ended February 29, 2016.

b)           Common stock for services
During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 250,000 common shares for past services provided. The fair value of each common share was $0.80 on the grant date. The shares, fully vested and non-forfeitable on the grant date, were issued in 2009. This balance is presented as Common Stock as of February 28, 2010. Further, in connection with a consulting services agreement, the Company also committed to issue 111,110 common shares with fair value of $88,889, being $0.80 per share based on the quoted market price of the Company’s common shares. This balance is presented as Common Stock Payable as of February 29, 2016 and February 28, 2015.

During the year ended February 29, 2016, the Company issued 100,000 common shares for consulting services. The fair value of each common share was $0.30 based on the closing trading price on the issue date and was recorded as consulting expense of $30,000.

During the year ended February 28, 2015, the Company issued 15,000 common shares for consulting services. The fair value of each common share was $0.30 based on the closing trading price on the grant date and was recorded as consulting expense of $4,500.

c)           Common stock payable
On February 24, 2016, the company received $30,000 for 150,000 shares of common stock subscription.  The remaining balance of $15,000 was received in the next fiscal year.

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

	February 29, 2016
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	300,000	$0.40
Issued during the year	-	-
Outstanding and exercisable, February 29, 2016	300,000	$0.40

	February 28, 2015
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	300,000	$0.40
Expired during the year	(100,000)	(0.50)
Issued during the year	100,000	30
Outstanding and exercisable, February 28, 2015	300,000	$0.40

The weighted average remaining contractual life of the share purchase options at February 29, 2016 is 4 years (February 28, 2015: 4 years).

For the year ended February 28, 2010, the Company granted a total of 100,000 options expiring on December 31, 2014 to the directors of the Company. These options vested at the grant date with exercise price of $0.30 per share. The fair value of these options was $0.20 per share, totaling $19,729 which was recognized as management fee in the year ended February 28, 2010. For the year ended February 28, 2011, the Company granted a total of 100,000 options expiring on December 31, 2014 to a director of the Company. These options vested at the grant date with exercise price of $0.30 per share. The fair value of these options was $0.30 per share, $19,626 was recognized as management fee in the year ended February 28, 2011. For the year ended February 28, 2013, the Company granted a total of 100,000 options expiring on December 31, 2014 to directors of the Company.  These options vested at the grant date with exercise price of $0.30 per share.  The fair value of these options was $0.30 per share, $26,303 was recognized as management fee in the year ended February 28, 2013.  For the year ended February 28, 2015, the Company granted a total of 600,000 options expiring on December 31, 2019 to directors of the Company.  These options vested at the grant date with exercise price of $0.20 per share.  The fair value of these options was $0.0062 per share, $36,902 was recognized as management fee in the year ended February 28, 2015.The fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:

	2015	2014

Expected dividend yield	0.0%	0.0%

Expected volatility	205.48%	400.00%

Risk-free interest rate	1.1%	0.25%

Expected term in years	3.0	1.0

At February 29, 2016, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

300,000	$0.30	December 31, 2016

Warrants
As of February 29, 2016 and February 28, 2015, the Company had no outstanding warrants.

NOTE 9 – LEASE

The Company has a commercial lease for real estate. Rent expense for years ended February 29, 2016 and February 28, 2015 was $15,271 and $15,470, respectively. The terms of the lease range from November 1, 2015 through October 31, 2016.

Future minimum lease payments under this agreement as of February 29, 2016 are as follows:

Years Ending February 28,
2017	$7,840
Thereafter	-
Total	$7,840

NOTE 10 – INCOME TAXES

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	February 29,	February 28,
	2016	2015
	(35.00%)	(35.00%)
Net operating loss carryforwards	$3,822,448	$3,622,418
Valuation allowance for deferred tax assets	(3,822,448)	(3,622,418)
Net deferred tax assets	$-	$-

As of February 29, 2016, the Company had net operating loss carryforwards of approximately $10,921,279 available to offset future taxable income.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both February 29, 2016 and February 28, 2015.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  All our tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statute of limitation.  The Company currently has no tax years under examination.

Based on the management’s assessment of pronouncements, they concluded that no significant impact on the Company’s results of operations or financial position, and required no adjustment to the opening balance sheet accounts.   The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of February 29, 2016. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company is in arrears on filing its statutory income tax returns and is therefore has estimated the expected amount of loss carry forwards available once the outstanding returns are filed.  The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	February 29, 2016	February 28, 2015
Interest expense	$52,751	$65,565

As of February 29, 2016, included in accounts payable and accrued expenses are $33,495 (February 28, 2015: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,389 (February 28, 2015: $2,389) to a shareholder with respect to unpaid fees and interest on promissory notes,  $480,000 (February 28, 2015: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 28, 2015: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of February 29, 2016, included in advances payable is $60,158 (February 28, 2015: $76,100) owed to a company controlled by a director.

As of February 29, 2016, promissory notes payable of $439,590 (February 28, 2015: $439,590) are due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
August, 2016	$12,500
April, 2016	15,000
November, 2016	27,500
December, 2016	384,590
Total	$439,590

All bear interest at 12% per annum.

As of February 29, 2016, promissory note payable of $62,719 (February 28, 2015: $86,259) is personally guaranteed by a related party of the director of the company.

NOTE 12 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 95% of the Company’s revenues are obtained from two (2) customers. The Company is exposed to significant sales and accounts receivable concentration. Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the year ended February 29, 2016, two (2) customers accounted for approximately 95% of revenue. For the year ended February 28, 2015 these two (2) customers accounted for 92% of revenue.

For the year ended February 29, 2016, one (1) customer accounted for approximately 100% on accounts receivable.
For the year ended February 28, 2015, there was no accounts receivable.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of February 29, 2016 and February 28, 2015 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

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

Subsequent to February 29, 2016, the company issued 730,943 shares of common stock for subscriptions at $.30 per share.

On April 21, 2016, the Company completed a 10-for-one reverse split of its issued and outstanding shares of common stock.

The reverse stock split reduced the number of shares of the Company’s outstanding common stock from approximately 144,186,784 common shares to 14,418,621 common shares. No fractional shares were issued. All fractional shares resulting from the reverse split were rounded down to the nearest whole number of common shares.

On May 24, 2016, the Company entered into a nonbinding letter of intent with R and D USA, LLC for the acquisition of business assets comprising R and D, USA, LLC's means of production of soy meal and soy oil products and non-GMO products, certified organic products, refined oils, agricultural oils, and other related specialty fertilizer crop products, including all intellectual and intangible property related thereto.

The Company intends to structure the transaction as a purchase of the Business Interests by a wholly-owned subsidiary of the Company, in consideration for which the Company shall initially raise $350,000 for the purpose of working capital for the soybean processing mill, and issue to R and D, USA, LLC common shares in the Company.  The shares will be issued in two tiers of a number of common shares of the Company to be determined before entering a definitive agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

There were no changes in accountants and no disagreements exist with respect to any matter for the years ending February 29, 2016 and February 28, 2015.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and remediation

The Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer (who is also acting in the capacity as the principal accounting officer), of the effectiveness of its disclosure controls and procedures as of February 29, 2016 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of February 29, 2016.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of February 29, 2016 due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

In connection with the preparation of our financial statements for the year ended February 29, 2016, certain material weaknesses in internal control became evident to management, including:

Material Weaknesses Identified

(i)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended February 29, 2016, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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
Our company's accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's February 29, 2016 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2016 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 29, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages, and business experience for at least the past five years and positions of the directors and executive officers of the Company as of February 29, 2016, are as follows. The Company’s board of directors consists of three directors. All directors serve until the next annual meeting of the Company’s stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

Set forth below are the names, ages and positions of the executive officers and directors of the Company.

Name	Age	Position	Position Held Since
Bruce E. Schreiner	61	Director, President, CEO, & CFO	August 10, 1993
James R. Iman	70	Director	June 21, 2004
Brian Bangs	38	Director	August 16, 2010

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

To Sense's knowledge, based solely on a review of the copies of Forms 3 and 4, as amended furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, Sense believes that during the year ended February 29, 2016, its Directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements of the Securities Exchange Act of 1934.

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

In the course of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended February 29, 2016; (2) received a report from M&K CPAS, PLLC, our independent auditors, on the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees”; (3) received the written disclosures and the letter from the auditors required by Independence Standards Board Statement No. 1, “Independence Discussions with Audit Committee”; and (4) considered whether the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Based on the foregoing review and discussions, the board has concluded that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended February 29, 2016 filed with the SEC.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all information concerning the total compensation of Sense’s president, chief executive officer, chief financial officer, and the three other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to Sense Technologies, Inc. in all capacities for the year ended February 29, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bruce Schreiner,	2016	None	None	None	None	None	None	None	None
President, Chief Executive Officer, Chief Financial Officer	2015	None	None	None	None	None	None	None	None

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED LAST TWO FINANCIAL YEARS

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers and directors are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bruce Schreiner, President, CEO and Director	Nil	Nil	Nil	Nil	Nil	Nil	N/A	N/A	N/A
James Iman, Director	300,000	Nil	Nil	$0.20	December 31, 2019	N/A	N/A	N/A	N/A
Brian Bangs, Director	300,000	Nil	Nil	$0.20	December 31, 2019	N/A	N/A	N/A	N/A

AGGREGATED OPTION/SAR EXERCISES DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES

There were no stock options exercised during the Company’s fiscal year ended February 29, 2016.

TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS

There are currently no employment contracts in place with the Directors and Officers of Sense.

COMPENSATION OF DIRECTORS

There are no standard arrangements pursuant to which directors of Sense are compensated for services provided as a Director or members of committees of the Board of Directors. Two of the Directors of Sense, Brian Bangs and James Iman, each received options to purchase 300,000 shares of common stock of Sense Technologies, Inc. for $.20 until December 31, 2019, for compensation for the year ended February 29, 2016.  Value of the options granted to these two directors during the year ended February 28, 2015 was $18,451 each. Two of the Directors of Sense Robert Doviak and James Iman, each received options to purchase 50,000 shares of common stock of Sense Technologies for $.30 until December 31, 2014, for compensation for the year ended February 28, 2010, and $.50 until December 31, 2012 as compensation for the year ended February 29, 2008 for services provided as a Director or member of a committee of the Board of Directors.   The latter options were extended until December 31, 2014 at $.30.  They received no cash compensation.  Value of the options granted to these two directors during the year ended February 28, 2013 was $13,150 each, for the year ended February 28, 2010 was zero, and for the year ended February 29, 2008 amounted to $37,400 each.  The stock options were accounted for under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award.

Director, Brian Bangs received options to purchase 100,000 shares of common stock of Sense Technologies for $.30 until December 31, 2014 as compensation for the year ended February 28, 2011 for services provided as a Director or member of a committee of the Board of Directors.  He received no cash compensation.  Value of the options granted this director during the year ended February 28, 2011 was $19,626.  The stock options were accounted for under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation.  The fair value of stock options was estimated using a Black-Scholes option valuation model.  This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award.  See Note 10 to our February 28, 2011 financial statements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information respecting our compensation plans as at February 29, 2016 under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	300,000	$.30
Total	300,000	$30

On August 12, 2016, there were 14,418,621 shares of our common stock (the "Common Stock"), issued and outstanding, each share carrying the right to one vote, and 315,914 Class A” Preferred Shares.  The Class “A” Preferred Shares are non-voting.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of August 12, 2016, by

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership [1]	Percent of Class [2]
Bruce E. Schreiner, Director 3535 Grassridge Drive Grand Island, Nebraska 68803	769,863	5.34%
James Iman, Director 2601 Ridgmar Plaza Suite 201 Fort Worth TX 76116	115,000	0.70%
Brian Bangs 116 E 9th Street Wood River, NE 68883	150,000	1.00%
All directors and officers as a group (3 persons)	1,034,863	7.04%

(1)	Based upon information furnished to Sense by the Directors, Executive Officers or beneficial holders, or obtained from the stock transfer agent of Sense, or obtained from insider reports.

(2)	Based upon a total of 14,418,621 shares of common stock currently issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the year ended February 29, 2016, we incurred interest charges in the amount of $52,751 on promissory notes payable to the Schroeder & Schreiner P.C. 401(K) Profit Sharing Plan administered by Bruce Schreiner.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit of our financial statements as at February 29, 2016 and February 28, 2015 and for the years then ended was carried out by M&K CPAS, PLLC.  The fees for services provided to us in each of the fiscal years ended February 29, 2016 and February 28, 2015 were as follows:

Fees	2016	2015
Audit fees	$33,150	$33,150
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2016.

SENSE TECHNOLOGIES INC.

By: /s/ Bruce E. Schreiner
Bruce E. Schreiner
Chief Executive Officer, President,
Director, Chief Financial Officer and
Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	Title:	Date:

/s/ Bruce E. Schreiner	Chief Executive Officer, President,	August 15, 2016
Bruce E. Schreiner	Director, Chief Financial Officer and
Principal Accounting Officer

/s/ James R. Iman	Director	August 15, 2016
James R. Iman

/s/ Brian Bangs	Director	August 15, 2016
Brian Bangs