Form 10-Q
period 2016-05-31
SENSE TECHNOLOGIES INC
filed 2016-08-25
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 24, 2016
Common Stock	14,418,621 shares

Sense Technologies Inc. Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
INTERIM FINANCIAL STATEMENTS
May 31, 2016
(Stated in US Dollars)
( Unaudited )

SENSE TECHNOLOGIES, INC.
BALANCE SHEETS
As of May 31, 2016 and February 29, 2016
(Stated in US Dollars)

	May 31	February 29
	2016	2016
	(Unaudited)

ASSETS
Current
Cash in bank	$-	$1,298
Accounts receivable	15,750	36,675
Prepaids	17,295	12,970
Total Current Assets	33,045	50,943
Deposit	800	800
Total Assets	$33,845	$51,743

LIABILITIES
Current
Bank overdraft	$16,294	$-
Accounts payable	526,561	524,516
Accounts payable-related party	35,884	35,884
Accrued expenses	1,238,076	1,186,047
Accrued expenses-related party	70,811	70,811
Royalty payable – related party	480,000	480,000
Notes payable, current portion	1,191,842	1,190,006
Notes payable, current portion – default	168,184	168,184
Notes payable – related party	439,590	439,590
Advances payable	46,000	-
Advances payable – related party	38,658	60,158
Dividends payable	432,179	424,281
Convertible promissory notes payable - default	584,447	584,447
Total Current Liabilities	5,268,526	5,163,924
Long-Term Liabilities
Notes payable – related party	56,678	62,719
Total Long-Term Liabilities	56,678	62,719
Total Liabilities	5,325,204	5,226,643

STOCKHOLDERS’ DEFICIT

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at May 31, 2016 (February 29, 2016: 315,914)	315,914	315,914
Common stock, without par value 500,000,000 shares authorized, 14,418,621 shares issued at May 31, 2016 (February 29, 2016: 13,687,678)	16,111,402	15,914,794
Common stock payable	140,849	244,849
Accumulated Deficit	(21,859,524)	(21,650,457)
Total Stockholders’ Deficit	(5,291,359)	(5,174,900)
Total Liabilities and Stockholders’ Deficit	$33,845	$51,743

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
For the three months ended May 31, 2016 and 2015
(Stated in US Dollars)
(Unaudited)

	For the three months ended
	May 31,	May 31,
	2016	2015

Sales	$49,500	$56,988

Direct Costs	30,436	39,650

Gross Profit	19,064	17,338

Operating Expenses
Consulting fees	109,409	26,200
Contract labor	3,000	3,000
Engineering cost	3,374	874
Filing fees	675	550
Insurance	12,190	10,094
Bank charges	1,334	375
Legal and accounting	8,250	20,188
Office and miscellaneous	1,016	1,885
Rent	3,520	3,810
Tax penalties	2,996	2,997
Telephone and utilities	192	216
Transfer agent fees	13,750	2,000
Travel and automotive	141	688
	159,847	72,877
Net operating loss	(140,783)	(55,539)

Other Income and (Expenses)
Interest Expense	(60,386)	(56,717)

Net loss	(201,169)	(112,256)

Preferred dividends, paid or accrued	7,898	7,898

Net loss attributable to common stockholders	$(209,067)	$(120,154)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	14,303,950	12,798,910

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the three months ended May 31, 2016 and 2015
(Stated in US Dollars)
(Unaudited)

	2016	2015
Operating Activities
Net loss for the period	$(201,169)	$(112,256)
Adjustments to reconcile net loss to net cash used in Operating activities:
Amortization of debt discount	-	960
Common shares issued for services	52,608
Changes in non-cash working capital balances related to operations:
Accounts receivable	20,925	-
Prepaids	(4,325)	10,095
Accounts payable	18,339	1,500
Accrued expenses	98,029	44,798
Advances payable	(21,500)	(3,350)
Net cash used in operating activities	(37,093)	(58,253)
Financing Activities
Borrowing on notes payable	10,950	35,000
Repayment on notes payable	(15,155)	(36,747)
Proceeds from common stock issued and payable for cash	40,000	60,000
Net cash provided (used) by financing activities	35,795	58,253

Increase (decrease) in cash during the period	(1,298)	-

Cash, beginning of period	1,298	-

Cash, end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash Paid for Interest	$6,405	$6,641

Non-cash Investing and Financing Activities:
Accrual of Preferred Stock Dividend	$7,898	$7,898
Stock Issued from Common Stock Payable	$119,000	$120,000
Stock Issued for Inducement	$-	$960

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the three months ended May 31, 2016
(Stated in US Dollars)

	Common Stock		Preferred Stock		Common
	Issued		Issued		Stock	Accumulated
	Shares	Amount	Shares	Amount	Payable	Deficit	Total

Balance, February 28, 2015	12,704,345	$15,619,794	315,914	$315,914	$244,889	$(21,047,354)	$(4,866,757)
Common stock issued for cash	150,000	45,000	-	-	-	-	45,000
Common stock issued for subscription	733,333	220,000	-	-	(220,000)	-	-
Common stock issued for services	100,000	30,000	-	-	-	-	30,000
Common shares subscribed	-	-	-	-	219,000	-	219,000
Common shares payable for debt discount	-	-	-	-	960	-	960
Dividends accrued	-	-	-	-	-	(31,591)	(31,591)
Net loss	-	-	-	-	-	(571,512)	(571,512)
Balance, February 29, 2016	13,687,678	15,914,794	315,914	315,914	244,849	(21,650,457)	(5,174,900)
Common stock issued for cash	83,333	25,000	-	-	-	-	25,000
Common stock issued for subscription	396,667	119,000	-	-	(119,000)	-	-
Common shares issued for services	251,000	52,608	-	-	-	-	52,608
Common shares subscribed	-	-	-	-	15,000	-	15,000
Rounding shares issued	(57)	-	-	-	-	-	-
Dividends accrued	-	-	-	-	-	(7,898)	(7,898)
Net loss	-	-	-	-	-	(201,169)	(201,169)
Balance, May 31, 2016 (unaudited)	14,418,621	$16,111,402	315,914	$315,914	$140,849	$(21,859,524)	$(5,291,359)

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

While the information presented in the accompanying three months to May 31, 2016 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 29, 2016.

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

NOTE 2 – GOING CONCERN

At May 31, 2016, the Company had not yet achieved profitable operations, had an accumulated deficit of $21,859,524 (February 29, 2016 - $21,650,457) since its inception and incurred a net loss of $201,169 (2015 - $ 112,256) for the three months ended May 31, 2016 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2017 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – PREPAID EXPENSES

As of May 31, 2016, included in prepaid expenses is $17,295 (February 29, 2016: $12,970) for an insurance premium for the directors of the Company financed through Flatiron Capital.  Insurance policy is from August 23, 2015 to August 23, 2016.

NOTE 4 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	May 31,	February 29,
	2016	2016
Bank overdraft	$16,294	$-
Accounts payable	526,561	524,516
Accounts payable – related party	35,884	35,884
Accrued royalties payable – Guardian Alert	480,000	480,000

Detail of Accrued Expenses:
Accrued interest payable	$1,002,988	$952,872
Accrued non-resident withholding taxes, including accrued interest	196,077	193,556
Accrued taxes payable	39,011	39,619
Total accrued expenses	$1,238,076	$1,186,047

Detail of Accrued Expense – Related party:
Accrued payroll – related party	$53,694	$53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

As of May 31, 2016, included in the trade payables is $33,495 (February 29, 2016: $33,495) and $2,389 (February 29, 2016: $2,389) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (February 29, 2016: $480,000) owing to stockholders of the Company in respect of royalties payable, $53,694 (February 29, 2016: $53,694) owing to the former president of the Company in respect of unpaid wages and $17,117 (February 29, 2016: $17,117) accrued expenses related to a director of the Company.

At May 31, 2016, advances payable of $38,658 (February 29, 2016: $60,158) are due to a company controlled by a director of the Company.

At May 31, 2016, promissory notes payable of $439,590 (February 29, 2016:  $439,590) is due to a profit sharing and retirement plan which is administered by a director of the Company.

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
50% Inventor

The current royalties accrued for Scope Out royalties are $nil as of May 31, 2016 and February 29, 2016.

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

In order to retain the exclusive right to this license we incurred minimum royalty fees. Because we were unable to pay these fees, we accrued the royalties as a payable. Royalties accruals were ceased in 2004 and rights of exclusivity were forfeited. Royalties payable to Guardian Alert are $480,000 and $480,000 as of May 31, 2016 and February 29, 2016, respectively.

NOTE 6 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	May 31,	February 29,
	2016	2016
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due February 23, 2017.	$282,029	$282,029
Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum with repayment between December, 2016 and August, 2017.	439,590	439,590
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due February 23, 2017.	20,057	20,057
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012. In default.	10,000	10,000
Finance agreement on directors and officers liability policy, secured by the unearned insurance premium, bearing interest at 7.75%, maturing June 23, 2016. This agreement is repayable in monthly principal and interest payments of $2,174.	-	6,574
Finance agreement on directors and officers liability policy, bearing interest at 7.75% per annum, due December, 2016.	8,410	-
Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, due in December 2007. In default.	100,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing January, 2017.	59,500	59,500
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014. In default.	54,734	54,734
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing July 27, 2017.	50,000	50,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing between August, 2016 and October, 2016.	65,000	65,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 4.0% per annum and maturing August 27, 2018.	56,678	62,719
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing June 4, 2016 and July 17, 2017.	30,000	30,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing December 23, 2016.	25,000	25,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing between October, 2016 and November, 2016.	165,000	165,000
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing August 8, 2017.	35,000	35,000
Promissory note payable, unsecured, bearing interest at the rate of 12% per annum, maturing December , 2015 and December, 2016. $3,450 in default.	133,450	133,450
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due February 23, 2017.	313,846	313,846
Promissory note payable, no stated interest or maturity date	8,000	8,000
	1,856,294	1,860,499
Less: current portion	(1,799,616)	(1,797,780)
Long-term portion	$56,678	$62,719

The Company is in arrears with respect to four of the above notes payable totaling $168,184.

Convertible notes payable:	May 31, 2016	February 29, 2016
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest may be redeemed at any time after August 30, 2005. These notes may be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal and interest owed. As of May 31, 2016 and 2015, these notes were in default.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

The Company is in arrears with respect to nine convertible notes payable totaling $584,447.

Future minimum note payments as of May 31, 2016 are as follows:

Years Ending February 28,
2017	$2,260,299
2018	180,442
Thereafter	-
Total	$2,440,741

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

Dividends on preferred shares are payable annually on July 31 of each year. During the quarter ended May 31, 2016, the Company accrued dividends payable of $7,898 (February 29, 2016: $31,591). Dividends are currently accruing and total $432,179.

NOTE 8 – COMMON STOCK

a)           Common stock issued for cash

During the quarter ended May 31, 2016, the Company received $15,000 of common stock subscribed in common stock payable for 50,000 shares.  During the quarter ended May 31, 2016, the Company issued 83,333 shares of common stock for cash proceeds of $25,000.

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

During the quarter ended May 31, 2016, the Company issued 396,667 shares of common stock for cash proceeds of $119,000 which was received in prior years and was initially record in stock issued from stock payable as of February 29, 2016.

b)           Common stock for services

During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 2,500,000 common shares for past services provided. The fair value of each common share was $0.08 on the grant date. The shares, fully vested and non-forfeitable on the grant date, were issued in 2009. This balance is presented as Common Stock as of February 28, 2010. Further, in connection with a consulting services agreement, the Company also committed to issue 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on the quoted market price of the Company’s common shares. This balance is presented as Common Stock Payable as of May 31, 2016 and February 29, 2016.

During the quarter ended May 31, 2016, the Company issued 225,000 common shares for consulting services and 26,000 common shares for interest expense. The fair value of each common share was $0.30 based on the closing trading price on the issue date and was recorded as consulting expense of $52,608.

During the year ended February 29, 2016, the Company issued 100,000 common shares for consulting services. The fair value of each common share was $0.30 based on the closing trading price on the issue date and was recorded as consulting expense of $30,000.

c)    Common stock rounding shares

On April 21, 2016, the Company completed a 10-for-one reverse split of its issued and outstanding shares of common stock.  Shares were rounded down 57 shares because of this split.

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

	May 31, 2016
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	300,000	$0.40
Issued during the year	-	-
Outstanding and exercisable, May 31, 2016	300,000	$0.40

	February 29, 2016
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	300,000	$0.40
Issued during the year	-	-
Outstanding and exercisable, February 29, 2016	300,000	$0.40

At May 31, 2016, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

300,000	$0.30	December 31, 2016

Warrants

As of May 31, 2016 and February 29, 2016, the Company had no outstanding warrants.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	May 31,
	2016	2015
Interest expense	$21,218	$13,188

As of May 31, 2016, included in accounts payable is $33,495 (February 29, 2016: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,389 (February 29, 2016: $2,389) to a shareholder with respect to unpaid fees and interest on promissory notes, $480,000 (February 29, 2016: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, $53,694 (February 29, 2016: $53,694) owing to the former president of the Company in respect of unpaid wages and $17,117 (February 29, 2016: $17,117) accrued expenses related to a director of the Company.

As of May 31, 2016, included in advances payable is $38,658 (February 29, 2016: $60,158) owed to a company controlled by a director.

As of May 31, 2016, promissory notes payable of $439,590 (February 29, 2016: $439,590 is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
August, 2016	$12,500
April, 2016	15,000
November, 2016	27,500
December, 2016	384,590
Total	$439,590
All bear interest at 12% per annum.

As of May 31, 2016, promissory note payable of $56,678 (February 29, 2016: $62,719) is personally guaranteed by a related party of the director of the company.

NOTE 10 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 99% of the Company’s revenues are obtained from two (2) customers. The Company is exposed to significant sales and accounts receivable concentration. Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the three months ended May 31, 2016, one (1) customer accounted for approximately 99% of revenue. For the three months ended May 31, 2015, there was one (1) customer that accounted for 99% of sales revenue.

Contingencies

During the normal course of business we may from time to time be involved in litigation or other possible loss contingencies. As of May 31, 2016 and February 29, 2016 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:	30,000 units
End of calendar year containing the third anniversary:	60,000 units

NOTE 11 – SOY MEAL ACQUISITION

On May 24, 2016, the Company entered into a nonbinding letter of intent with R and D USA, LLC for the acquisition of business assets comprising R and D, USA, LLC’s means of production of soy meal and soy oil products and non-GMO products, certified organic products, refined oils, agricultural oils, and other related specialty fertilizer crop products, including all intellectual and intangible property related thereto.

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

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 23, 2016, the date of which the financial statements were available to be issued.

Management’s Discussion And Analysis
Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended May 31, 2016 and our Financial Statements and notes thereto for the period ended May 31, 2015.

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

2.           Results of Operations

For the three month period ended May 31, 2016 as compared to the three month period ended May 31, 2015.

	For the Three Months Ended
	May 31, 2016	May 31, 2015
Sales:
Sales Guardian Alert	$49,500	$56,988
Sales Scope Out	-	-
	$49,500	$56,988

Sales for the quarter ended May 31, 2016 decreased by 13% from $56,988 to $49,500 due to decreased demand for Guardian Alert. Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the Three Months Ended May 31,
	2016	2015
Direct Costs:
Scope Out Direct Costs:
Royalties - related party	$15,000	$15,000
Total Scope Out Direct Costs	15,000	15,000

Guardian Alert Direct Costs:
Research and development	9,200	19,550
Commissions	6,236	5,100
Total Guardian Alert Direct Costs	15,436	24,650
Total Direct Costs	$30,436	$39,650

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $15,000 and $15,000 for the three month periods ended May 31, 2016 and 2015, respectively.

Direct costs related to Guardian Alert were $15,436 and $24,650 for the three month periods ending May 31, 2016 and 2015, respectively. This change represents a decrease of 37%. Commission expenses were $6,236 and $5,100 for the three month periods ended May 31, 2016 and 2015, respectively.   This decrease is attributed to the strategic relationship created with our commercial marketing partner, where Sense no longer directly incurs production and/or inventory costs for commercial fleet application product sales. Manufacturing expenses in Direct Costs for the Guardian Alert® for the three months ended in 2015 represents assembly costs for the sales achieved for the same period.  Research and development expenses were $9,200 and $19,550 for the three month periods ended May 31, 2016 and 2015, respectively.

Operating and Other Expense

	For the Three Months Ended
	May 31, 2016	May 31, 2015
Consulting fees	$109,409	$26,200
Contract labor	3,000	3,000
Engineering Costs	3,374	874
Filing fees	675	550
Insurance	12,190	10,094
Bank charges	1,334	375
Legal and accounting	8,250	20,188
Office and miscellaneous	1,016	1,885
Rent	3,520	3,810
Tax penalties	2,996	2,997
Telephone and utilities	192	216
Transfer agent fees	13,750	2,000
Travel and automotive	141	688
Interest expense	60,386	56,717
Total	$220,233	$129,594

Sense Technologies, Inc. had operating and other expenses of $220,233 for the three month period ended May 31, 2016 compared to operating and other expenses of $129,594 for the three month period ended May 31, 2015, an increase in operating and other expenses of 70% from the prior period.

Consulting fees increased from $26,200 for the three month period ended May 31, 2015 to $109,409 for the three month period ended May 31, 2016. The increase was a result of consulting related to Guardian Alert product sales.

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

Legal and accounting fees decreased from $20,188 in the three month period ended May 31, 2015 to $8,250 for the three month period ended May 31, 2016.

Following summarizes the overall operations results for the three month period ended May 31:

			Increase	% Increase
	2016	2015	( Decrease)	(decrease)
Sales	49,500	56,988	(7,488)	(13.14)
Direct Costs	30,436	39,650	(9,214)	(23.24)
Operating and Other Expenses	220,233	129,594	90,639	69.94
Net Loss	(201,169)	(112,256)	(88,913)	(59.84)
Basic and Diluted Loss per share	(0.01)	(0.00)

We had a net loss from operations of $201,169 for three month period ended May 31, 2016, compared to a net loss of $112,256 for the three month period ended May 31, 2015, an increase in net loss of $88,913 from the prior year.

Liquidity and Capital Resources
Our cash position at May 31, 2016 was $nil as compared to $1,298 at February 29, 2016. This was due to our use of cash in operating activities and cash provided by financing activities as described below.

We have a working capital deficit of $5,235,481 and $5,174,900 as of May 31, 2016 and February 29, 2016, respectively. If we are unable to raise adequate working capital for fiscal 2017, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2017, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $37,093 in 2016, compared to $58,253 in 2015. The decrease in cash used in 2016 was largely due to the decrease in accrued expenses.

Net cash provided by financing activities

Net cash provided by financing activities was $35,795 in 2016 compared to $58,253 in 2015.

During the three months ended May 31, 2016, we received $40,000 through subscriptions to our common shares compared to $60,000 during the three months ended May 31, 2015.

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

The Company’s internal conclusion related to its disclosure and procedural controls is due to the number and magnitude or changes to its draft 10-Q recommended by the Company’s independent auditor.

The Company plans to continue working with competent outside professionals to help it with quarterly reporting and if its business plan is successful additional improvements in the Company’s accounting department will be made.

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended May 31, 2016 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended May 31, 2016.

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

SENSE TECHNOLOGIES INC.

August 25, 2016	/s/ BRUCE E. SCHREINER
Bruce E. Schreiner
Chief Executive Officer, President, Director, Chief Financial Officer and Principal Accounting Officer