Form 10-Q
period 2016-11-30
SENSE TECHNOLOGIES INC
filed 2017-05-08
CIK 1077638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Common Stock	16,185,289 shares

Sense Technologies Inc. Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSE TECHNOLOGIES INC.
CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2016
(Stated in US Dollars)
(Unaudited)

SENSE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of November 30, 2016 and February 29, 2016
(Stated in US Dollars)

	November 30	February 29
	2016	2016
	(Unaudited)

ASSETS
Current
Cash in bank	$2,451	$1,298
Accounts receivable	60,000	36,675
Inventory	386,263	-
Prepaids	66,351	12,970
Total Current Assets	515,065	50,943
Fixed Assets
Land – SNP	52,500	-
Leasehold Improvements – SNP	253,389	-
Building and fixtures - SNP	3,722,350	-
Furniture, fixtures and equipment – SNP	98,550	-
Accumulated depreciation – SNP	(28,400)	-
Total fixed assets	4,098,389	-
Other Assets
Deposit	800	800
Goodwill – SNP	5,466,241	-
Total Other Assets	5,467,041	800
Total Assets	$10,080,495	$51,743

LIABILITIES
Current
Accounts payable	$471,003	$524,516
Accounts payable-related party	35,884	35,884
Accrued expenses	2,375,601	1,186,047
Accrued expenses-related party	70,811	70,811
Royalty payable – related party	480,000	480,000
Notes payable, current portion	2,322,861	1,190,006
Notes payable, current portion – default	234,734	168,184
Notes payable – related party	295,718	439,590
Advances payable	123,305	-
Advances payable – related entity	73,183	60,158
Dividends payable	447,974	424,281
Convertible promissory notes payable - default	584,447	584,447
Total Current Liabilities	7,515,521	5,163,924
Long-Term Liabilities
Convertible notes payable	800,000	-
Debt Discount	(739,360)	-
Notes payable	730,432	-
Notes payable – related party	288,312	62,719
Total Long-Term Liabilities	1,079,384	62,719
Total Liabilities	8,594,905	5,226,643

STOCKHOLDERS’ DEFICIENCY

Class A preferred shares, without par value, redeemable at $1 per share 20,000,000 shares authorized, 315,914 shares issued at November 30, 2016 (February 29, 2016: 315,914)	315,914	315,914
Class B preferred shares, without par value, redeemable at $10 per share, 700,000 authorized, 700,000 shares issued at November 30, 2016 (February 29, 2016: 0)	5,460,000	-
Common stock, without par value 500,000,000 shares authorized, 16,185,289 shares issued at November 30, 2016 (February 29, 2016: 13,687,678)	16,683,352	15,914,794
Common stock payable	965,049	244,849
Additional paid-in capital	800,000	-
Accumulated Deficit	(22,738,725)	(21,650,457)
Total Stockholders’ Deficit	1,485,590	(5,174,900)
Total Liabilities and Stockholders’ Deficit	$10,080,495	$51,743

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended November 30, 2016 and 2015
 (Stated in US Dollars)
 (Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2016	2015	2016	2015

Sales	$326,394	$103,995	$383,394	$222,483
Direct costs	119,042	15,776	173,470	88,784

Gross profit (loss)	207,352	88,219	209,924	133,699

Operating Expenses
Advertising and promotion	150	4,050	150	6,797
Consulting fees	263,774	66,185	610,738	133,185
Contract labor	1,500	3,000	7,500	9,000
Depreciation	28,400	-	28,400	-
Engineering costs	8,337	-	11,711	874
Filing fees	-	400	9,931	8,666
Insurance	19,024	10,666	42,561	30,904
Bank charges	973	6,415	2,828	7,581
Legal and accounting	(117,249)	2,075	44,584	38,901
Loan fee	200	-	1,200	-
Office and miscellaneous	19,727	4,105	25,629	8,669
Payroll expenses	18,420	-	18,420	-
Public relations	-	30,000	3,500	30,000
Rent	5,380	2,860	11,750	10,161
Repairs and maintenance	450	-	450	-
Taxes and penalties	2,997	2,997	8,990	8,990
Telephone and utilities	2,828	133	3,113	454
Transfer agent fees	3,500	500	21,150	3,000
Travel and automotive	2,064	2,950	2,205	3,638
	260,475	136,336	854,810	300,820
Net operating loss	(53,123)	(48,117)	(644,886)	(167,121)

Other income and (expense)
Gain on write-off of accounts payable	37,690	-	37,690	-
Amortization of debt discount	(60,640)	-	(60,640)	-
Other expenses	(132,327)	-	(132,327)	-
Interest expense	(132,560)	(44,453)	(264,411)	(149,887)
	(287,837)	(44,453)	(419,688)	(149,887)
Net loss	(340,960)	(92,570)	(1,064,574)	(317,008)

Preferred dividends, paid or accrued	7,898	7,898	23,694	23,694

Net loss attributable to common stockholders	$(348,858)	$(100,468)	$(1,088,268)	$(340,702)

Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.07)	$(0.00)

Weighted average number of shares outstanding	15,597,157	13,533,649	14,816,465	13,177,678

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended November 30, 2016 and 2015
(Stated in US Dollars)
(Unaudited)

	2016	2015
Operating Activities
Net loss for the period	$(1,064,574)	$(317,008)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	28,400	-
Amortization of debt discount	60,639	960
Common shares issued for services	205,958	30,000
Changes in non-cash working capital balances related to operations:
Accounts Receivable	(23,325)	(10,500)
Inventory	15,616	-
Prepaids	(53,381)	3,696
Accounts payable	(53,513)	(45,170)
Accrued expenses	139,445	111,296
Advances payable	136,330	(59,600)
Net cash used in operating activities	(608,405)	(286,326)
Investment Activities
Acquisition of R&D USA, LLC	(800,000)	-
Net cash used in investment activities	(800,000)	-
Financing Activities
Borrowing on notes payable	1,079,469	187,635
Repayment on notes payable	(172,711)	(106,309)
Proceeds from common stock issued and payable for cash	502,800	205,000
Net cash provided by financing activities	1,409,558	286,326

Increase (decrease) in cash during the period	1,153	-

Cash, beginning of period	1,298	-

Cash, end of period	$2,451	$-

Supplemental Disclosures of Cash Flow Information:

Cash Paid for Interest	$60,365	$25,120
Stock Issued from Common Stock Payable	$309,000	$220,000
Stock Issued for Inducement	$-	$960

Non-Cash Disclosures of Cash Flow Information:
Accrual of Preferred Stock Dividend	$23,694	$23,694
Discount on convertible notes payable	$800,000	$-

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the nine months ended November 30, 2016 and year end February 29, 2016
(Stated in US Dollars)

	Common Stock		Preferred Stock Class A		Preferred Stock Class B		Common	Additional
	Issued		Issued		Issued		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total

Balance, February 28, 2015	12,704,345	$15,619,794	315,914	$315,914	-	$-	$244,889	$-	$(21,047,354	$(4,866,757)
Common stock issued for cash	150,000	45,000	-	-	-	-	-	-	-	45,000
Common stock issued for subscription	733,333	220,000	-	-	-	-	(220,000)	-	-	-
Common stock issued for services	100,000	30,000	-	-	-	-	-	-	-	30,000
Common shares subscribed	-	-	-	-	-	-	219,000	-	-	219,000
Common shares payable for inducement	-	-	-	-	-	-	960	-	-	960
Dividends accrued	-	-	-	-	-	-	-	-	(31,591	(31,591)
Net loss	-	-	-	-	-	-	-	-	(571,512	(571,512)
Balance, February 29, 2016	13,687,678	15,914,794	315,914	315,914	-	--	244,849	-	(21,650,457	(5,174,900)
Common and Preferred stock issued for R&D USA, LLC	-	-	-	-	700,000	5,460,000	780,000	-	-	6,240,000
Common stock issued for cash	916,667	282,800	-	-	-	-	-	-	-	282,800
Common stock issued for subscription	1,030,001	309,000	-	-	-	-	(309,000)	-	-	-
Common shares issued for services	551,000	176,758	-	-	-	-	29,200	-	-	205,958
Common shares subscribed	-	-	-	-	-	-	220,000	-	-	220,000
Rounding shares issued	(57)	-	-	-	-	-	-	-	-	-
BCF on convertible notes payable	-	-	-	-	-	-	-	800,000	-	800,000
Dividends accrued	-	-	-	-	-	-	-	-	(23,694	(23,694)
Net loss	-	-	-	-	-	-	-	-	(1,064,574	(1,064,574)
Balance, November 30, 2016 (unaudited)	16,185,289	$16,683,352	1,015,914	$5,775,914	700,000	$5,460,000	$965,049	$800,000	$(22,738,725	$1,485,590

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SENSE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which assumes that Sense Technologies, Inc. and it’s wholly-owned subsidiary, Sense Natural Products, Inc. (the Company) will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values August be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

While the information presented in the accompanying nine months to November 30, 2016 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these interim unaudited financial statements be read in conjunction with the Company’s audited financial statements for the year ended February 29, 2016.

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

NOTE 2 – GOING CONCERN

At November 30, 2016, the Company had not yet achieved profitable operations, had an accumulated deficit of $22,738,725 (February 29, 2016 - $21,650,457) since its inception and incurred a net loss of $1,064,574 (2015 - $317,008) for the nine months ended November 30, 2016 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers obtaining additional funds by equity financing and/or from related party. Management expects the Company’s cash requirement over the twelve-month period ended February 28, 2017 to be $300,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

NOTE 3 – PREPAID EXPENSES

As of November 30, 2016, included in prepaid expenses $66,351 (February 29, 2016: $12,970) is $25,063 for an insurance premium for the directors of the Company financed through AFCO.  Insurance policy is from August 23, 2016 to August 23, 2017.
Prepaid insurance of $39,100 for an insurance premium for the directors of Company, insurance policy is from September, 2017 to September, 2018 and $2,188 for utilities paid for December 2016.

NOTE 4 – FIXED ASSETS

The following is a summary of this category, including estimated useful lives of the assets:

	November 30, 2016	November 30, 2015
Land	$52,500	$-
Leasehold improvements (7yrs)	253,389	-
Building and fixtures (7yrs)	3,722,350	-
Furniture, fixtures and equipment (7yrs)	98,550	-
Subtotal	4,126,789	-
Less: Accumulated Depreciation	(28,400)	-
Total	$4,098,389	$-

NOTE 5 – INTANGIBLES

Intangible assets are comprised of Goodwill in the amount of $5,466,241 as part of the consideration for the acquisition of the soy meal business assets as described in Note 13.

NOTE 6 – ACCRUED EXPENSES/ACCRUED EXPENSES – RELATED PARTY

Other liabilities and accrued expenses consisted of the following:

	November 30,	February 29,
	2016	2016
Accounts payable	$471,003	$524,516
Accounts payable – related party	35,884	35,884
Accrued royalties payable – Guardian Alert	480,000	480,000

Detail of Accrued Expenses:
Accrued interest payable	1,153,060	952,872
Accrued non-resident withholding taxes, including accrued interest	201,119	193,556
Accrued taxes payable	37,796	39,619
Accrued payroll liabilities	3,212	-
Accrued cash loan fees	157,500	-
Customer liability – FC Stone	822,914	-
Total accrued expenses	$2,375,601	$1,186,047

Detail of Accrued Expense – Related party:
Accrued payroll – related party	53,694	53,694
Other accrued liabilities – related party	17,117	17,117
Total accrued expenses – related party	$70,811	$70,811

As of November 30, 2016, included in the related party payables is $33,495 (February 29, 2016: $33,495) and $2,389 (February 29, 2016: $2,389) owing to directors of the Company, an accounting firm in which a director of the Company is a partner and a company controlled by the Company’s President and a director with respect to unpaid fees, purchases and expenses, $480,000 (February 29, 2016: $480,000) owing to stockholders of the Company in respect of royalties payable and $53,694 (February 29, 2016: $53,694) owing to the former president of the Company in respect of unpaid wages.

At November 30, 2016, advances payable of $73,183 (February 29, 2016: $60,158) are due to a company controlled by a director of the Company.

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
50% Inventor

The current royalties accrued for Scope Out royalties are $nil as of November 30, 2016 and February 29, 2016.

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

In order to retain the exclusive right to this license we incurred minimum royalty fees. Because we were unable to pay these fees, we accrued the royalties as a payable. Royalties accruals were ceased in 2004 and rights of exclusivity were forfeited. Royalties payable to Guardian Alert are $480,000 and $480,000 as of November 30, 2016 and February 29, 2016, respectively.

NOTE 8 – NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE – RELATED PARTY

	November 30,	February 29,
	2016	2016
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due February 23, 2018 and January 7, 2018.	$282,029	$282,029
Promissory notes payable to related party, unsecured, bearing interest at the rate of 12% per annum with repayment between December, 2016 and December, 2017.	439,590	439,590
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due February 23, 2018.	20,057	20,057
Promissory notes payable, unsecured, bearing interest at the rate of 12% per annum with repayment due March 30, 2012. In default.	10,000	10,000
Finance agreement on directors’ and officers’ liability policy secured by the unearned insurance premium, bearing interest at 7.75%, maturing June 23, 2016. This agreement is repayable in monthly principal and interest payments of $2,174.	-	6,574
Finance agreement on directors and officers liability policy, bearing interest at 7.75% per annum, due December 2016.	710	-
Promissory note payable, unsecured, bearing interest at the rate of 5.25% per annum, due in December 2007. In default.	100,000	100,000
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing January 26, 2018.	59,500	59,500
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing June 1, 2014. In default.	54,734	54,734
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing July 27, 2017.	50,000	50,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing between May, 2017 and October, 2017.	165,000	65,000
Promissory note payable, personally guaranteed by a director of the Company, bearing interest at 4.0% per annum and maturing August 27, 2018.	44,440	62,719
Promissory note payable, unsecured, bearing interest at the rate of 7% per annum, maturing June 4, 2016 and July 17, 2017. In default, $20,000.	30,000	30,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing December 24, 2017.	25,000	25,000
Promissory note payable, unsecured, bearing interest at the rate of 5.5% per annum, maturing between October, 2016 and October, 2017. In default, $50,000.	165,000	165,000
Promissory note payable, unsecured, bearing interest at the rate of 6% per annum, maturing August 8, 2017.	-	35,000
Promissory note payable, unsecured, bearing interest at the rate of 12% per annum, maturing between June and December, 2017.	130,000	133,450
Promissory note payable, unsecured, bearing interest at the rate of 12% per annum with repayment due February 23, 2017.	313,846	313,846
Promissory note payable, unsecured, bearing interest at the rate of 10% per annum with repayment due between January and August, 2017.	18,350	-
Finance agreement on directors’ and officers’ liability policy secured by the unearned insurance premium, bearing interest at 7.05%, maturing June 23, 2017. This agreement is repayable in monthly principal and interest payments of $2,437.	18,712	-
Finance agreement on directors and officers liability policy, bearing interest at 7.75% per annum, due July 2017.	32,289	-
Promissory note payable, secured by the Scribner Nebraska Plant, bearing interest at the rate of 12% per annum with repayment due September 8, 2019.	400,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, bearing interest at the rate of 12% per annum with repayment due September 8, 2019	338,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, bearing interest at the rate of 12% per annum with repayment due September 8, 2019	62,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due June 30, 2017.	25,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due June 30, 2017.	13,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due July 1, 2017.	592,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due June 30, 2017.	28,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due June 30, 2017.	15,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due June 30, 2017.	136,100	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due June 7, 2017.	7,500	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due June 30, 2017.	17,500	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due June 1, 2017.	13,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due June 1, 2017.	73,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with no repayment date.	51,700	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due August 31, 2017.	130,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due August 31, 2017.	75,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due June 7, 2017.	15,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due June 30, 2017.	35,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due August 31, 2017.	20,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due August 31, 2017.	311,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due July 1, 2017.	311,000	-
Promissory note payable, secured by the Scribner Nebraska Plant, accruing interest with repayment due June 30, 2017.	36,000	-
Promissory note payable, no stated interest or maturity date	8,000	8,000
	4,672,057	1,860,499
Less: current portion	(2,853,313)	(1,797,780)
Long-term portion	$1,818,744	$62,719

At November 30, 2016, the Company is in arrears with respect to five of the above notes payable totaling $234,734.

	November 30, 2016	February 29, 2016
Convertible notes payable:
Series B secured promissory notes payable, secured by a charge over the Company’s inventory, bearing interest at 10% per annum and are payable on demand, along with accrued interest thereon, on or after August 30, 2005. These notes plus accrued interest August be redeemed at any time after August 30, 2005. These notes August be converted into common shares of the Company at any time prior to demand for payment at the rate of one common share for each $0.29 of principal and interest owed. As of February 28, 2014 and February 28, 2013, these notes were in default.	$534,447	$534,447

Unsecured promissory notes bearing interest at 10% per annum. These notes plus accrued interest are convertible into common shares of the Company at the rate of one common share for each $5.40 of principal and interest owed. These notes have matured and the holders thereof have received default judgments against the Company.	50,000	50,000
	$584,447	$584,447

At November 30, 2016, the Company is in arrears with respect to nine convertible notes payable totaling $584,447.

Future minimum note payments as of November 30, 2016 are as follows:

Years Ending February 28,
2017	$2,330,193
2018	914,331
2019	901,600
Thereafter	525,933
Total	$4,672,057

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

Dividends on Class A preferred shares are payable annually on July 31 of each year. During the nine months ended November 30, 2016, the Company accrued dividends payable of $23,694 (February 29, 2016: $31,591). Dividends are currently accruing and total $447,974.

The Company issued 700,000 Class B preferred stock as part of the consideration for the acquisition of the soy meal business assets as described in Note 13.

The Class B preferred shares may be redeemed in part or in whole by the Corporation at is sole option, at any time after September 7, 2016.  Redemption of the Class B preferred shares by the Corporation will be made pro-rata to the holders thereof, at a redemption price of $10 per Class B preferred shares.  The shares are convertible into common shares at the rate of 20 common shares for each $10 Class B preferred share at any time by election of the preferred shares holders.  Holders of the Class B preferred shares shall be entitled to currently vote based upon the common share equivalence.

NOTE 10 – COMMON STOCK

a)           Common stock issued for cash

During the nine months ended November 30, 2016, the Company received $220,000 of common stock subscribed in common stock payable for 770,334 shares.  During the nine months ended November 30, 2016, the Company issued 916,667 shares of common stock for cash proceeds of $282,800.  During the nine months ended November 30, 2016, the Company issued 1,030,001 shares of common stock from stock payable totaling $309,000.

During the year ended February 29, 2016, the Company issued 150,000 shares of common stock for cash proceeds of $45,000.  As of February 29, 2016, there were be 730,000 shares valued at $219,000 subscribed but not issued.

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

b)           Common stock for services

During the year ended February 29, 2008, the Company granted an officer and a director of the Company to the right to receive 2,500,000 common shares for past services provided. The fair value of each common share was $0.08 on the grant date. The shares, fully vested and non-forfeitable on the grant date, were issued in 2009. This balance is presented as Common Stock as of February 28, 2010. Further, in connection with a consulting services agreement, the Company also committed to issue 1,111,110 common shares with fair value of $88,889, being $0.08 per share based on the quoted market price of the Company’s common shares. This balance is presented as Common Stock Payable as of November 30, 2016 and February 29, 2016.

During the nine months ended November 30, 2016, the Company issued 495,000 common shares for consulting services and 56,000 common shares for interest expense and $29,200 of common stock payable for services. The fair value of each common share was $0.30 based on the closing trading price on the issue date and was recorded as consulting expense of $205,958.

During the year ended February 29, 2016, the Company issued 100,000 common shares for consulting services. The fair value of each common share was $0.30 based on the closing trading price on the grant date and was recorded as consulting expense of $30,000.

The Company issued 1,000,000 shares of common stock valued at $780,000 as part of the consideration for the acquisition of the soy meal business assets as describe in Note 13.

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

	November 30, 2016
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	300,000	$0.40
Issued during the year	-	-
Outstanding and exercisable, November 30, 2016	300,000	$0.40

	February 29, 2016
	Options	Weighted Average Exercise Price
Outstanding and exercisable at beginning of the year	300,000	$0.40
Issued during the year	-	-
Outstanding and exercisable, February 29, 2016	300,000	$0.40

At November 30, 2016, the following director common share purchase options were outstanding entitling the holders thereof the right to purchase one common share for each share purchase option held:

	Exercise
Number	Price	Expiry Date

300,000	$0.30	December 31, 2016

d)           Warrants

As of November 30, 2016 and February 29, 2016, the Company had no outstanding warrants.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company incurred the following items with directors and companies with common directors and shareholders:

	November 30,
	2016	2015
Interest expense	$26,375	$26,375

As of November 30, 2016, included in accounts payable is $33,495 (February 29, 2016: $33,495) owing to an accounting firm in which a director of the Company is a partner and $2,389 (February 29, 2016: $2,389) to a shareholder with respect to unpaid fees and interest on promissory notes, $480,000 (February 29, 2016: $480,000) owing to shareholders of the Company in respect of royalties payable with no interest accruing, and $53,694 (February 29, 2016: $53,694) owing to the former president of the Company in respect of unpaid wages.

As of November 30, 2016, included in advances payable is $73,183 (February 29, 2016: $60,158) owed to a company controlled by a director.

As of November 30, 2016, promissory notes payable of $439,590 (February 29, 2016: $439,590 is due to a profit-sharing and retirement plan administered by a director of the Company.  Terms are:

Date Due:	Amount
August, 2016	$12,500
April, 2016	15,000
November, 2016	27,500
December, 2016	384,590
Total	$439,590

All bear interest at 12% per annum.

As of November 30, 2016, promissory note payable of $44,440 (February 29, 2016: $62,719) is personally guaranteed by a related party of the director of the company.

NOTE 12 – CONCENTRATIONS AND CONTINGENCIES

Concentrations

Approximately 100% of the Company’s revenues for Guardian Alert are obtained from one (1) customer. The Company is exposed to significant sales and accounts receivable concentration. Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the nine months ended November 30, 2016, one (1) customer accounted for approximately 100% of Guardian Alert revenue. For the nine months ended November 30, 2015, there were two (2) customer that accounted for 99% of Guardian Alert revenue.

Contingencies

During the normal course of business we from time to time be involved in litigation or other possible loss contingencies. As of November 30, 2016 and November 30, 2015 management is not aware of any possible contingencies that would warrant disclosure pursuant to SFAS 5.

Commitments

Our future minimum royalty payments on the ScopeOut® agreement consist of the following:

A 5% royalty with a $.75 per unit maximum “minimum royalty” to retain exclusivity with the following volumes:

End of calendar year containing the second anniversary:	30,000 units
End of calendar year containing the third anniversary:	60,000 units

NOTE 13 – SOY MEAL ACQUISITION

On September 7, 2016, the Company entered into a final agreement with R and D, USA, LLC for the acquisition of the business assets comprising R and D USA, LLC’s means of production of soy meal and soy oil products and non-GMO soy products, certified organic soy products, refined soy oils, agricultural soy oils, and other related specialty soy based soil enhancer crop products, including all intellectual and intangible property related thereto.

It immediately transferred these assets into its newly created wholly-owned subsidiary, Sense Natural Products, Inc.

The acquisition was accounted for as a business combination and we valued all assets and liabilities acquired at their fair value on the date of acquisition.  An independent valuation expert assisted us in determining these fair values.  The assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Inventory	$401,879
Land	52,500
Leasehold Improvements	253,389
Buildings and Fixtures	3,722,350
Furniture and Equipment	98,550
Goodwill	5,466,241
Total assets acquired	9,994,909
Liabilities assumed	(2,954,909)
Net assets acquired	$7,040,000
The purchase price consists of the following:

Cash paid	$800,000
Common stock at closing and upon operation	780,000
Preferred stock at closing	5,460,000
Total purchase price	$7,040,000

The following information presents unaudited pro forma consolidation results of operations for the nine months ended November 30, 0216 and the year ended February 29, 2016, as if the acquisition described above had occurred on the March 1, 2016 and March 1, 2015.  The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Proforma financials for the nine months ended November 30, 2016:
	Sense Technologies Inc	R&D USA LLC	Pro Forma Combined

Sales	147,000	$669,740	816,740
Direct Costs	38,416	288,054	326,470
Gross Profit	108,584	381,686	490,270
Operating Expenses	794,123	79,358	873,481
Net Operating Income (Loss)	(685,539)	302,328	(383,211)
Other Income (Expenses)	(155,523)	(264,165)	(419,688)
Net Income (Loss)	(841,062)	38,163	(802,899)

Proforma financials for the year ended February 29, 2016:

	Sense Technologies Inc	R&D USA LLC	Pro Forma Combined

Sales	318,318	1,889,605	2,207,923
Direct Cost	111,868	1,304,354	1,416,222
Gross Profit	206,450	585,251	791,701
Operating Expenses	451,853	167,408	619,261
Net Operating Income (Loss)	(245,403)	417,843	172,440
Other Income (Expenses)	(326,109)	59,144	(266,965)
Net Income (Loss)	(571,512)	476,987	(94,525)

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 5, 2017, the date of which the financial statements were available to be issued.

Management’s Discussion And Analysis
Sense Technologies Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto for the period ended November 30, 2016 and our Financial Statements and notes thereto for the period ended November 30, 2015.

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

2.           Results of Operations

For the three and nine month period ended November 30, 2016 as compared to the three and nine month period ended November 30, 2015.

	For the three months ended		For the nine months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Sales
Sales Guardian Alert	90,000	103,995	147,000	222,483
Sales Scope Out	-	-	-	-
Sales Soy Product	236,394	-	236,394	-
	326,394	103,995	383,394	222,483

Sales for the nine months ended November 30, 2016 decreased by 34% from $222,483 to $147,000 due to decreased demand for Guardian Alert.  Revenue is recognized by management only upon receipt of an actual purchase order from a customer, and the related invoicing to the company or, in the absence of a purchase order (i.e., verbal order), the actual invoicing to the customer, when the products are shipped and collection is reasonably assured.

Sales of Guardian Alert for the three months ended November 30, 2016 decreased by 14% from $103,995 to $90,000 due to decrease sales from key customers.

Sales of soybean meal and other soybean ancillary products increased because the acquisition of the soybean business assets occurred during the quarter ended November 30, 2016.

We continued to market both products.  While it is the company objective to grow sales, no assurance can be given that we will be successful in this manner and sustain comparable sales in future periods.

	For the three months ended		For the nine months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Direct Cost
Scope Out Direct Costs
Manufacturing expenses	-	-	-	-
Research and development	-	-	-	-
Commissions	-	-	-	-
Royalties - related party	15,000	10,000	45,000	40,000
Total Scope Out Direct Costs	15,000	10,000	45,000	40,000

Guardian Alert Direct Costs
Manufacturing expenses	-	-	-	2,469
Research and development	1,500	5,776	10,700	37,815
Commissions	12,488	-	27,716	8,500
Royalties	-	-	-	-
Total Guardian Alert Direct Costs	13,988	5,776	38,416	48,784
Soy Meal Direct Costs
Product Costs	90,054	-	90,054	-
Total Soy Meal Direct Costs	90,054	-	90,054	-
Total Direct Costs	119,042	15,776	173,470	88,784

Direct costs typically include the cost of raw materials necessary to make our products.  It also includes the cost of shipping the products from manufacturing location to our warehouse.  Direct costs also include costs in respect of obsolete inventory.

Direct costs related to Scope Out® were $15,000 and $10,000 for the three month periods ended November 30, 2016 and 2015, respectively.

Direct costs related to Scope Out® were $45,000 and $40,000 for the nine month period ended November 30, 2016 and 2015, respectively.

Direct costs related to Guardian Alert were $13,988 and $5,776for the three month period ending November 30, 2016 and 2015, respectively. This change represents a increase of 142%. Commission expenses were $12,488 and $nil for the three month period ended November 30, 2016 and 2015, respectively. Commission expense increased due to an increase in commissioned sales.  Research and development expenses were $1,500 and $5,776 for the three month periods ended November 30, 2016 and 2015, respectively.

Direct costs related to Guardian Alert were $38,416 and $48,784 for the nine month period ending November 30, 2016 and 2015, respectively. This change represents a decrease of 22%. Commission expenses were $27,716 and $8,500 for the nine month period ended November 30, 2016 and 2015, respectively. Commission expense increased 226% due to an increase in commissioned sales.  Manufacturing expenses were $nil and $2,469 for the nine month period ended November 30, 2016 and 2015, respectively.  Manufacturing expenses in Direct Costs for the Guardian Alert® for the nine months ended in 2016 and 2015 represents assembly costs for the sales achieved for the same period.  Research and development expenses were $10,700 and $37,815 for the nine month periods ended November 30, 2016 and 2016, respectively.

Direct costs related to soy meal were $90,054 and $nil for the three and nine month period ending November 30, 2016 and 2015, respectively.

Selling, General, and Administrative

	For the three months ended		For the nine months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Advertising	$150	$4,050	$150	$6,797
Consulting fees	263,774	66,185	610,738	133,185
Contract labor	1,500	3,000	7,500	9,000
Depreciation	28,400	-	28,400	-
Engineering costs	8,337	-	11,711	874
Filing fees	-	400	9,931	8,666
Insurance	19,024	10,666	42,561	30,904
Bank charges	973	6,415	2,828	7,581
Legal and accounting	(117,249)	2,075	44,584	38,901
Loan fee	200	-	1,200	-
Office and miscellaneous	19,727	4,105	25,629	8,669
Payroll expenses	18,420	-	18,420	-
Public relations	-	30,000	3,500	30,000
Rent	5,380	2,860	11,750	10,161
Repairs and maintenance	450	-	450	-
Tax penalties	2,997	2,997	8,990	8,990
Telephone and utilities	2,828	133	3,113	454
Transfer agent fees	3,500	500	21,150	3,000
Travel and automotive	2,064	2,950	2,205	3,638
Interest expense	132,560	44,453	264,411	149,887
	393,035	180,789	1,119,221	450,707

Sense Technologies, Inc. had selling, general and administrative expenses of $393,035 for the three month period ended November 30, 2016 compared to selling, general and administrative expenses of $180,789 for the three month period ended November 30, 2015, an increase in selling, general and administrative expenses of 117% from the prior period.

General and administrative expenses of $1,119,221 for the nine month period ended November 30, 2016 compared to selling, general and administrative expenses of $450,707 for the nine month period ended November 30, 2015, an increase in selling, general and administrative expenses of 148% from the prior period.

Consulting fees increased from $66,185 for the three month period ended November 30, 2015 to $263,774 for the three month period ended November 30, 2016. The increase was a result of consulting related to Guardian Alert product sales.

Consulting fees increased from $133,185 for the nine month period ended November 30, 2015 to $610,738 for the nine month period ended November 30, 2016. The increase was a result of consulting related to Guardian Alert product sales.

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

Legal and accounting fees from a prior quarter were reclassified to consulting fees in the amount of $117,249 in the three month period ended November 30, 2016.

Legal and accounting fees increased from $38,901 in the nine month period ended November 30, 2015 to $44,584 for the nine month period ended November 30, 2016.

Following summarizes the overall operations results for the nine month period ended November 30:

			Increase	% Increase
	2016	2015	( Decrease)	( decrease)
Sales	383,394	222,483	160,911	72.33
Direct Costs	173,470	88,784	84,686	95.38
General and Administrative expenses	1,119,221	450,707	668,514	148,32
Net Loss	(1,064,574)	(317,008)	747,566	235.81
Basic and Diluted Loss per share	$(0.07)	$(0.00)

We had a loss from operations of $1,064,574 for nine month period ended November 30, 2016, compared to a loss from operations of $317,008 for the nine month period ended November 30, 2015, an increase in loss from operations of $747,566 from the prior year.

Liquidity and Capital Resources

Our cash position at November 30, 2016 was $2,451 as compared to $1,298 at February 29, 2016. This was due to our use of cash in operating and investing activities and cash provided by financing activities as described below.

We have a working capital deficit of $7,000,456 and $5,112,981 as of November 30, 2016 and February 29, 2016, respectively. If we are unable to raise adequate working capital for fiscal 2017, we will be restricted in the implementation of our business plan.  If this were to happen, the value of our securities would diminish and we may be forced to change our business plan for fiscal 2017, which would result in the value of our securities declining in value and/or becoming worthless.  If we raise an adequate amount of working capital to implement our business plan, we anticipate incurring significant expenses relating to paying down our notes payable and royalties that are in arrears. Additionally we will incur net losses until a sufficient client base can be established, of which there can be no assurance.

Net cash used in operating activities

Net cash used in operating activities was $608,405 in 2016, compared to $268,326 in 2015. The increase in cash used in 2016 was largely due to the increase in inventory, prepaids and accounts payable.

Net cash used in investing activities

Net cash used for investing activities was $800,000 in 2016, compared to $nil in 2015.  The purchase of R&D USA, LLC used cash of $800,000 for the assets purchased.

Net cash provided by financing activities

Net cash provided by financing activities was $1,409,558 in 2016 compared to net cash provided of $286,326 in 2015.

During the nine months ended November 30, 2016, we received $440,000 through subscriptions to our common shares compared to $130,000 during the nine months ended November 30, 2015.

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

Changes in Internal Control over Financial Reporting

In addition, the Company with the participation of its chief executive officers have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2016 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in our risk factors from our Form 10-K for the year ended February 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the nine months ended November 30, 2016.

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

SENSE TECHNOLOGIES INC.

May 8, 2017	/s/ BRUCE E. SCHREINER
Bruce E. Schreiner
Chief Executive Officer, President, Director, Chief Financial Officer and Principal Accounting Officer